Form 10-K
period 2021-12-31
ASPAC I Acquisition Corp.
filed 2022-04-15
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41285

A SPAC I ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Level 39, Marina Bay Financial Centre Tower 2 10 Marina Boulevard Singapore 018983	N/A
(Address of principal executive offices)	(Zip Code)

(65) 6818 5796

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, three-fourths of one redeemable warrant and one right	ASCAU	The Nasdaq Stock Market LLC
Ordinary Shares	ASCA	The Nasdaq Stock Market LLC
Warrants	ASCAW	The Nasdaq Stock Market LLC
Rights	ASCAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s ordinary shares as of April 14, 2022 was 8,694,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC I ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

A SPAC I Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On February 17, 2022, the Company consummated the initial public offering (“IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”), three-fourths (3/4) of one redeemable warrant (“Warrant”), and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

On February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

Subsequently, on February 25, 2022, the underwriters notified the Company their election to exercise their over-allotment option in full. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on March 1, 2022. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000. On March 1, 2022, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000.

The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriter’s discount of $0.20 per Over-Allotment Option Unit ($180,000), and the gross proceeds from the sale of the additional private warrants ($270,000) was placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account as of that date.

Leadership of an Experienced Management and Director Team

We are led by Claudius Tsang, our Chairman, our Chief Executive Officer, and our Chief Financial Officer. Our management and director team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management and director team will enable us to identify, structure and consummate a business combination.

Mr. Claudius Tsang has served as our Chief Executive Officer since April 2021 and Chairman and Chief Financial Officer since July 2021. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Mr. Tsang was the Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. During his 15-year career at Templeton, Mr. Tsang served in various positions, including Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. During his tenure, Mr. Tsang managed $1 billion in private equity funds, with approximately 50 portfolio companies. He was also involved in the management of a $3 billion fund, which was the largest Central Eastern European listed closed-end fund at the time of IPO in London. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. At Lehman Brothers, Mr. Tsang managed $500 million proprietary funds. Since March 2021, Mr. Tsang has served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., and since April, 2021, the Chief Investment Officer of JVSPAC Acquisition Corp. He has served as the Chief Executive Officer and Chief Financial Officer of A SPAC II Acquisition Corp since July 2021 and as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang has served as a director of the CFA Society of Hong Kong from 2013 to 2021. Mr. Tsang obtained a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charterholder.

Mr. Abuzzal Abusaeri has been our director since February 2022. Mr. Abusaeri has almost two decades of experience in mergers and acquisitions, growth strategy formulation and capital market transactions across a range of portfolio companies in diverse industries. Since 2016, Mr. Abusaeri has been the Head of Corporate Finance with a focus on Mergers and Acquisitions for Global Mediacom, a leading media and entertainment group in Indonesia. During his tenure, Mr. Abusaeri manages sell-side and buy-side M&A investments of the company, advises investments within the venture capital space and leads issuance of bonds. His experience entails acquisitions and strategic investments in a number of media and technology companies in emerging markets. From 2009 to 2016, Mr. Abusaeri served as the Vice President of Corporate Finance for Fairways Investment Group, an Indonesian based investment holding company focusing on consumer related companies. Mr. Abusaeri was responsible for managing portfolio companies which included acting as Chief Financial Officer and leading the development of a consumer lending startup, and overseeing the growth strategy and execution of an Indonesian healthcare company. From 2007 to 2009, Mr. Abusaeri served as the Senior Assistant Vice President for Bank Danamon, one of the largest bank of Indonesia with approximately IDR200 trillion asset size in 2020. From 2005 to 2007, Mr. Abusaeri served as the Assistant Vice President for Bank Lippo, currently Bank CIMB Niaga. During his tenure, Mr. Abusaeri led the bank’s business and economic research unit where he conducted a number of research within Indonesia’s consumer and corporate banking industry. From 2004 to 2005, Mr. Abusaeri served as the Research Analyst for McKinsey and Co, where he was part of the firm’s financial institution group practice and part of the team that advised a number of large Indonesian banks. From 2003 to 2004, Mr. Abusaeri served as the Research Analyst for DBS Vickers Securities, a securities and derivatives brokerage firm with international Asian focus in Hong Kong, Indonesia, Thailand, Malaysia, the United States and the United Kingdom. Mr. Abusaeri obtained his Master of Business Administration from the University of Chicago Booth School of Business in 2018, Master of Science in Investment Management from Bayes Business School, University of London in 2002, and bachelor degree of Economics from the Trisakti University in 1998.

Mr. Giang Nguyen Hoang has been our director since February 2022. Mr. Giang has over 13 years of experience in capital market, business management, strategic management, entrepreneurship, and risk management. Since 2020, Mr. Giang has served as the Chairman for DNSE Securities JSC, a stock trading and brokerage firm in Vietnam. Since 2018, Mr. Giang has served as the Chairman and Chief Executive Officer for Encapital Fintech JSC, a fintech company in Vietnam providing financial technology solutions for investors in Vietnam. During his tenure, Mr. Giang was responsible for setting the vision, direction and strategy for the organization and was responsible for overseeing the growth and expansion of the business. Mr. Giang also serves as a board member of numerous organizations, including TNG Investment and Trading JSC (HNX:TNG), a publicly listed garment manufacturing company in Vietnam (since 2021), Saigon General Services Corporation, a publicly listed automobile retail and real estate development company (since 2020), and Southern Gas Trading Joint Stock Company (since 2019). From 2008 to 2018, Mr. Giang was a 10-year veteran of VNDIRECT Securities Corporation, a publicly listed brokerage firm in Vietnam, focusing on individual investors through a proprietary online trading platform, where he held various positions including Chief Executive Officer, Risk Management Manager, Manager, and Business Analyst for Research and Development Department. During his tenure, Mr. Giang oversaw the company’s business strategy, operations and compliance matters. Mr. Giang obtained his Master of Business Administration from the University of Chicago Booth School of Business, and his Bachelor of Science and Computer Engineering from University of Nebraska.

Mr. John Brebeck has been our director since February 2022. He has over 25 years of experience in corporate management, capital market, strategic development, and business operations. Since 2021, Mr. Brebeck has served as the Vice President of Investor Relations for Glass House Brands, a cannabis and hemp company. From 2018 to 2021, Mr. Brebeck served as the Senior Advisor to Quantum International Corp., a research-based capital market solution provider specializing in long-term shareholder value creation, AGM-related management, capital market and corporate financial solutions. Since 2008, he has also served as the External Director for Dalton Greater China Fund, an equity fund that targets companies benefiting from China’s growth and that seeks to capitalize on inefficiencies in the China equity markets. From 2014 to 2021, Mr. Brebeck served as a board member for Hydroionic Envirotec Company Limited, a technology company working towards zero heavy metal emissions and focusing heavy metal recycling. From 2014 to 2018, Mr. Brebeck served as the Managing Director for Peace Field Limited, a Hong Kong based professional service provider that offers financial, strategic, and operational advisory services for mid-market companies. Prior to 2014, Mr. Brebeck served in numerous positions, including as President of Yuanta Investment Consulting, a wholly-owned subsidiary of Yuanta Financial Holdings, a leading domestic broker in Taiwan, and as research head for The Dalton Greater China Fund and JP Morgan Securities in Taiwan. Mr. Brebeck is a Chartered Financial Analyst. He obtained his Master of Business Administration degree from The University of Chicago Booth School of Business and his Bachelor of Arts in China Regional Studies from Georgetown University.

Investment Criteria

Consistent with our strategy, we will primarily seek to acquire one or more growth businesses with a total enterprise value of between $250 million and $600 million. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, we have identified the following general criteria and guidelines as we evaluate prospective target companies:

•	Distinct competitive advantages and/or underexploited growth opportunities that our team is positioned to identify;

We intend to seek target companies that have competitive advantages and/or underexploited expansion opportunities and can benefit from access to additional capital as well as expertise. We intend to target businesses that have historically demonstrated revenue growth and possess favorable future growth characteristics, combined with a defensible business model. Our management and director team has significant experience in identifying such targets and in helping company executives assess their strategic and financial strength.

•	Strong management and director team that can create significant value for the target company;

We will seek to identify companies with strong and experienced management and director team. We believe we can provide a platform for the existing management and director team to leverage the experience of our management and director team. We intend to seek teams that have demonstrated the ability to scale, and is also well-incentivized and aligned in our future vision for creating long term shareholder value.

•	Exhibit value or other characteristics that we believe have been misevaluated by the market;

We will seek target companies which exhibit characteristics that we believe have been overlooked or misevaluated by the market based on our company-specific analyses and due diligence. We intend to leverage our significant experience across complex transactions and the disciplined investment approach of our team to identify opportunities that will unlock value for our shareholders.

•	Benefit from being a public company;

We will look for public-ready management and director team that have a track record of value creation for their shareholders, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful listing in the United States. We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital to support significant revenue and earnings growth.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management and director team may directly or indirectly own our Class A ordinary shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our sponsors, directors and officers presently has, and in the future any of our sponsors, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing our net proceeds, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less deferred underwriting discounts and any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at Level 39, Marina Bay Financial Centre, Tower 2, 10 Marina Boulevard, Singapore 018983. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “ASCAU” on February 15, 2022.

Holders of Record

At December 31, 2021, there were 8,694,000 of our ordinary shares issued and outstanding held by one shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under British Virgin Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 17, 2022, the Company consummated the initial public offering (“IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”), three-fourths (3/4) of one redeemable warrant (“Warrant”), and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

Subsequently, on February 25, 2022, the underwriters exercised their over-allotment option in full. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on March 1, 2022. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000. On March 1, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000.

The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriter’s discount of $0.20 per Over-Allotment Option Unit ($180,000), and the gross proceeds from the sale of the additional private warrants ($270,000) was placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from April 29, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from April 29, 2021 (inception) through December 31, 2021, we had a net loss of $2,250, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, the Company had no cash and a working capital deficit of $254,107. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

On February 17, 2022, the Company consummated the initial public offering (“IPO”) of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Units’), generating gross proceeds of $60,000,000 and incurring offering costs of $4,348,878, of which $2,100,000 was for deferred underwriting commissions. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. Upon the closing of the IPO on February 17, 2022, $60,600,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in the Trust Account. A total of $1,025,000 was deposited into the operating account of the Company.

The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the IPO price to cover over-allotments, if any. On Februray 25, 2022, the underwriter exercised its over-allotment option to purchase 900,000 Units (the “Over-allotment Offering”). Concurrently with the underwriter’s exercise of such option, the Company consummated a private placement of 270,000 private placement warrants at a price of $1.00 per warrant (the “Over-allotment Private Placement”). A total of $9,090,000, comprised of the net proceeds of the Over-allotment Offering and proceeds from the Over-allotment Private Placement, was placed in the Trust Account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional funding from our sponsor’s promissory note commitment, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of December 31, 2021, no Working Capital Loans have been issued.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2021 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the commitments to the below:

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Chardan, the representative of the underwriters a 45-day option from the date of the prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On February 25, 2022, the underwriter exercised its over-allotment option to purchase 900,000 Units, generating gross proceeds to the Company of $9,000,000.

The underwriters were paid a total cash underwriting discount of $0.20 per unit, or $1,380,000 upon the closing of the IPO and full exercise of the over-allotment option. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $2,415,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company issued to Chardan and/or its designees a total of 69,000 Class A ordinary shares at the closing of the IPO and full exercise of the over-allotment option.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Class A Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Subsequently in March 2022, the Company changed its accounting method to accrete the changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument. The Company complies with accounting and disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” which requires that an entity may voluntarily change an accounting principle only if it justifies the use of an allowable alternative accounting principle on the basis that it is preferable and meets criteria such as authoritative support, rationality and industry practice. The Company will adopt the accretion method starting its first quarter ending March 31, 2022.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 225,000 Class A ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5). As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2021.

Name	Age	Position
Claudius Tsang	45	Chief Executive Officer, Chief Financial Officer and Chairman
Abuzzal Abusaeri	46	Independent Director
Giang Nguyen Hoang	36	Independent Director
John Brebeck	58	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Mr. Claudius Tsang has served as our Chief Executive Officer since April 2021 and as Chairman and Chief Financial Officer since July 2021. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Mr. Tsang was the Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. During his 15-year career at Templeton, Mr. Tsang served in various positions, including Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. During his tenure, Mr. Tsang managed $1 billion in private equity funds, with approximately 50 portfolio companies. He was also involved in the management of a $3 billion fund, which was the largest Central Eastern European listed closed-end fund at the time of IPO in London. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. At Lehman Brothers, Mr. Tsang managed $500 million proprietary funds. Since March 2021, Mr. Tsang has served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., and since April, 2021, the Chief Investment Officer of JVSPAC Acquisition Corp. He has served as the Chief Executive Officer and Chief Financial Officer of A SPAC II Acquisition Corp since July 2021 and as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang has served as a director of the CFA Society of Hong Kong from 2013 to 2021. Mr. Tsang obtained a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charterholder.

Mr. Abuzzal Abusaeri became one of our director on February 14, 2022 and serves as the audit committee, compensation committee and nominating committee chariman. Mr. Abusaeri has almost two decades of experience in mergers and acquisitions, growth strategy formulation and capital market transactions across a range of portfolio companies in diverse industries. Since 2016, Mr. Abusaeri has been the Head of Corporate Finance with a focus on Mergers and Acquisitions for Global Mediacom, a leading media and entertainment group in Indonesia. During his tenure, Mr. Abusaeri manages sell-side and buy-side M&A investments of the company, advises investments within the venture capital space and leads issuance of bonds. His experience entails acquisitions and strategic investments in a number of media and technology companies in emerging markets. From 2009 to 2016, Mr. Abusaeri served as the Vice President of Corporate Finance for Fairways Investment Group, an Indonesian based investment holding company focusing on consumer related companies. Mr. Abusaeri was responsible for managing portfolio companies which included acting as Chief Financial Officer and leading the development of a consumer lending startup, and overseeing the growth strategy and execution of an Indonesian healthcare company. From 2007 to 2009, Mr. Abusaeri served as the Senior Assistant Vice President for Bank Danamon, one of the largest bank of Indonesia with approximately IDR200 trillion asset size in 2020. From 2005 to 2007, Mr. Abusaeri served as the Assistant Vice President for Bank Lippo, currently Bank CIMB Niaga. During his tenure, Mr. Abusaeri led the bank’s business and economic research unit where he conducted a number of research within Indonesia’s consumer and corporate banking industry. From 2004 to 2005, Mr. Abusaeri served as the Research Analyst for McKinsey and Co, where he was part of the firm’s financial institution group practice and part of the team that advised a number of large Indonesian banks. From 2003 to 2004, Mr. Abusaeri served as the Research Analyst for DBS Vickers Securities, a securities and derivatives brokerage firm with international Asian focus in Hong Kong, Indonesia, Thailand, Malaysia, the United States and the United Kingdom. Mr. Abusaeri obtained his Master of Business Administration from the University of Chicago Booth School of Business in 2018, Master of Science in Investment Management from Bayes Business School, University of London in 2002, and bachelor degree of Economics from the Trisakti University in 1998.

Mr. Giang Nguyen Hoang became one of our directors on February 14, 2022. Mr. Giang has over 13 years of experience in capital market, business management, strategic management, entrepreneurship, and risk management. Since 2020, Mr. Giang has served as the Chairman for DNSE Securities JSC, a stock trading and brokerage firm in Vietnam. Since 2018, Mr. Giang has served as the Chairman and Chief Executive Officer for Encapital Fintech JSC, a fintech company in Vietnam providing financial technology solutions for investors in Vietnam. During his tenure, Mr. Giang was responsible for setting the vision, direction and strategy for the organization and was responsible for overseeing the growth and expansion of the business. Mr. Giang also serves as a board member of numerous organizations, including TNG Investment and Trading JSC (HNX:TNG), a publicly listed garment manufacturing company in Vietnam (since 2021), Saigon General Services Corporation, a publicly listed automobile retail and real estate development company (since 2020), and Southern Gas Trading Joint Stock Company (since 2019). From 2008 to 2018, Mr. Giang was a 10-year veteran of VNDIRECT Securities Corporation, a publicly listed brokerage firm in Vietnam, focusing on individual investors through a proprietary online trading platform, where he held various positions including Chief Executive Officer, Risk Management Manager, Manager, and Business Analyst for Research and Development Department. During his tenure, Mr. Giang oversaw the company’s business strategy, operations and compliance matters. Mr. Giang obtained his Master of Business Administration from the University of Chicago Booth School of Business, and his Bachelor of Science and Computer Engineering from University of Nebraska.

Mr. John Brebeck became one of our directors on February 14, 2022. He has over 25 years of experience in corporate management, capital market, strategic development, and business operations. Since 2021, Mr. Brebeck has served as the Vice President of Investor Relations for Glass House Brands, a cannabis and hemp company. From 2018 to 2021, Mr. Brebeck served as the Senior Advisor to Quantum International Corp., a research-based capital market solution provider specializing in long-term shareholder value creation, AGM-related management, capital market and corporate financial solutions. Since 2008, he has also served as the External Director for Dalton Greater China Fund, an equity fund that targets companies benefiting from China’s growth and that seeks to capitalize on inefficiencies in the China equity markets. From 2014 to 2021, Mr. Brebeck served as a board member for Hydroionic Envirotec Company Limited, a technology company working towards zero heavy metal emissions and focusing heavy metal recycling. From 2014 to 2018, Mr. Brebeck served as the Managing Director for Peace Field Limited, a Hong Kong based professional service provider that offers financial, strategic, and operational advisory services for mid-market companies. Prior to 2014, Mr. Brebeck served in numerous positions, including as President of Yuanta Investment Consulting, a wholly-owned subsidiary of Yuanta Financial Holdings, a leading domestic broker in Taiwan, and as research head for The Dalton Greater China Fund and JP Morgan Securities in Taiwan. Mr. Brebeck is a Chartered Financial Analyst. He obtained his Master of Business Administration degree from The University of Chicago Booth School of Business and his Bachelor of Arts in China Regional Studies from Georgetown University.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations. We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on August 20, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2021 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Mr. Abusaeri, Mr. Brebeck and Mr. Hoang, each of whom is an independent director under Nasdaq’s listing standards. Mr. Abusaeri is the Chairperson of the audit committee. The Board has determined that Mr. Abusaeri qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Abusaeri, Mr. Brebeck and Mr. Hoang. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mr. Abusaeri, Mr. Brebeck and Mr. Hoang, each of whom is an independent director under Nasdaq’s listing standards. Mr. Abusaeri, is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different classes of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our sponsors, directors and officers presently has, and in the future any of our sponsors, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

•	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 12 months after the closing of the initial public offering (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Individual	Entity(1)	Entity’s Business	Affiliation
Claudius Tsang	Model Performance Acquisition Corp.	SPAC	Chairman and Chief Executive Officer
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Partner
	Beijing ReeChain Technology Limited	Blockchain	Chief Executive Officer
	JVSakk Asset Management Limited	Finance	Director
	JVSPAC Acquisition Corp.	SPAC	Chief Investment Officer
	A SPAC II Acquisition Corp.	SPAC	Chief Executive Officer
	A SPAC (HK) Acquisition Corp.	SPAC	Chief Executive Officer, Executive Director
Abuzzal Abusaeri	Global Mediacom	Media and entertainment	Head of Corporate Finance
	Fairways Capital	Investment	VP Corporate Finance & Strategy
	Bank Danamon	Financial Services	Sr AVP Strategic Planning
	Bank Lippo	Financial Services	AVP
	McKinsey & Co	Management Consulting	Research Analyst
	DBS Vickers	Equity Brokerage	Research Analyst
Giang Nguyen Hoang	DNSE Securities Joint Stock Company	Securities trading	Chairman
	Encapital Financial Technology Joint Stock Company	Fintech software	Founder Chairman & CEO
	Encapital Holdings Joint Stock Company	Investment	Founder, Chairman & CEO
	Eagle Partner Advisory Joint Stock Company	Investment advisory	CEO
	Southern Gas Trading Joint Stock Company	Gas trading	Member of BOD
	TNG Investment and Trading Joint Stock Company	Textile	Member of BOD
	Hong Hai Tourist Corporation	Tourist and Hotel	Member of BOD
	Ninh Van Bay Travel Real Estate Joint Stock Company	Travel and Hotel	Member of BOD
	Saigon General Service Corporation	Logistics	Member of BOD
	Enpay Payment Joint Stock Company	Payment Medetiary	Chairman
John Brebeck	Glass House Brands	Consumer Packaged Goods	Vice President, Shareholder
	Hydroionic Technologies	Metal Reycling	Shareholder
	Northwest Biotherapeutics (NWBO)	Biotechnology	Shareholder
	Dalton Investments	Hedge Fund	External Board member
	Gogolook	Application Software	Shareholder
	eCloud Valley (6689.TW)	Cloud Services Provider	Shareholder
	Grassdoor	Delivery Service	Shareholder
	Bayshore Hospitality	Hospitality	Shareholder
	Healthy Pecan Farms	Pecan grower	Shareholder
	Polarean Imaging PLC (POLX.L)	Medical Imaging	Shareholder
	Remotek (3391.TW)	Telecom Power	Shareholder

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 14, 2022 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of April 14, 2022, we had 1,725,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of April 14, 2022.

After Offering
Name and Address of Beneficial Owner(1) (3)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
A SPAC (Holdings) Acquisition Corp.	1,725,000	20%
	—	—
Claudius Tsang	—	—
Abuzzal Abusaeri	—	—
Giang Nguyen Hoang	—	—
John Brebeck
	—	—
All executive officers and directors as a group (4 individuals)	1,725,000	20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Level 39, Marina Bay Financial Centre, Tower 2, 10 Marina Boulevard, Singapore 018983.
(2)	Our sponsor is controlled by Mr. Claudius Tsang.

(3)	Seazen Resources Capital Group Limited is the holding entity for Future Yield.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial public offering or the date which the company determines not to conduct the initial public offering. These loans will be repaid upon the closing of the initial public offering out of the $500,000 of offering proceeds not held in the trust account.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 7, 2021, we issued 2,875,000 Class B ordinary shares to our sponsor for an aggregate purchase price of $25,000 or approximately $0.01 per share. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, we issued 2,300,000 Class A ordinary shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, our sponsor surrendered for no consideration and we canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding. Our sponsor will own 20% of our issued and outstanding shares after the initial public offering (“IPO”) (assuming it does not purchase units in IPO and excluding the Representative’s shares) and will have the right to elect all of our directors prior to our initial business combination.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. On March 1, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000. Each private placement warrant will be identical to the warrants sold in the IPO, except with respect to certain registration rights and transfer restrictions. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants. The warrants will expire worthless if we do not consummate a business combination within the allotted 12 month period (or up to 18 months from the completion of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time).

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial public offering or the date which the company determines not to conduct the initial public offering. These loans will be repaid upon the closing of the initial public offering out of the $515,000 of offering proceeds not held in the trust account.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

There will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the initial public offering and the sale of the private placement units held in the trust account prior to the completion of our initial business combination: (i) repayment of an aggregate of up to $400,000 in loans made to us by our sponsor to cover offering-related and organizational expenses; (ii) reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and (iii) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. These payments may be funded using the net proceeds of the initial public offering and the sale of the private placement units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

On March 10, 2022, the Company dismissed Bernstein & Pinchuk LLP as its independent registered public accountants and engaged Marcum Bernstein & Pinchuk LLP as its independent registered public accountants. The engagement of MBP has been approved by the Audit Committee of the Company’s Board of Directors. During the period from April 29, 2021 (inception) through December 31, 2021, the firm of Bernstein & Pinchuk LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bernstein & Pinchuk LLP in connection with regulatory filings. The aggregate fees billed by Bernstein & Pinchuk LLP for the period from April 29, 2021 (inception) through December 31, 2021 totaled $65,790 for professional services rendered for the registration statement and other required filings with the SEC. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP since the engagement totaled $51,500 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our Forms 8K for the respective periods.

Audit-Related Fees. We did not pay Bernstein & Pinchuk LLP for consultations concerning financial accounting and reporting standards during the year ending December 31, 2021 and for the period from April 29, 2021(inception) through December 31, 2021.

Tax Fees. We did not pay Bernstein & Pinchuk LLP for tax planning and tax advice for the year ending December 31, 2021 and for the period from April 29, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Bernstein & Pinchuk LLP for other services for the year ending December 31, 2021 and for the period from April 29, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 14, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.5	Rights Agreement, dated February 14, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

4.6	Warrant Agreement, dated February 14, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.2	Investment Management Trust Account Agreement, dated February 14, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.3	Registration Rights Agreement, dated February 14, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.4	Warrant Subscription Agreement, dated February 14, 2022, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.5	Stock Escrow Agreement, dated February 14, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.6	Indemnity Agreement, dated February 14, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.7	Securities Subscription Agreement, dated June 4, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

10.8	Securities Subscription Agreement, dated July 19, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

18.1	Preferability letter of independent registered public accounting firm.

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC I ACQUISITION CORP.

Dated: April 14, 2022	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudius Tsang	Chief Executive Officer and Chief Financial Officer	April 14, 2022

Claudius Tsang	(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Abuzzal Abusaeri	Director	April 14, 2022
Abuzzal Abusaeri

/s/ John Brebeck	Director	April 14, 2022
John Brebeck

/s/ Giang Nguyen Hoang	Director	April 14, 2022
Giang Nguyen Hoang

A SPAC I ACQUISITION CORP.

New York Office
7 Penn Plaza, Suite 830
New York, NY 10001
T 212.279.7900

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of A SPAC I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of A SPAC I Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit[s]. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for measuring class A ordinary shares subject to possible redemption.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2022.

New York, NY

April 12, 2022

Firm ID#: 5395

A SPAC I ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Deferred offering costs	276,857
Total Assets	$276,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	36,058
Promissory note – related party	$218,048
Total Current Liabilities	254,107

Commitments and Contingencies (Note 6)	—

Stockholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,725,000(1) issued and outstanding (excluding 6,000,000 subject to possible redemption) (2)	—
Class B ordinary shares, no par value; 100 shares authorized; one share issued and outstanding	—
Additional paid-in capital	25,000
Accumulated deficit	(2,250)
Total Stockholders’ Equity	22,750
Total Liabilities and Stockholders’ Equity	$276,857

(1)	This number includes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

(2)	Shares have been retroactively restated to reflect a share repurchase and subscription. On June 7, 2021, we issued 2,875,000 Class B ordinary shares to our sponsor for an aggregate purchase price of $25,000 or approximately $0.01 per share. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding.

The accompanying notes are an integral part of these financial statements

A SPAC I ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from April 29, 2021 (inception) through December 31, 2021

EXPENSES
General and administrative expenses	$2,250
Total expenses	2,250
Net Loss	(2,250)

Weighted average shares outstanding, basic and diluted (1)	1,500,000
Basic and diluted net loss per ordinary share	$(0.00)

(1)	This number excludes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).

(2)	Shares have been retroactively restated to reflect a share repurchase and subscription agreement. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share (of which an aggregate of up to 225,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (See Note 4).

The accompanying notes are an integral part of these financial statements

A SPAC I ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Ordinary Shares
	Class A		Class B			Total
					Accumulated	stockholder's
	Shares	Amount	Shares	Amount	deficit	equity
Balance, April 29, 2021 (inception)	—	$—	—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1), (2)	1,725,000	25,000	1		—	25,000
Net loss	—	—	—	—	(2,250)	(2,250)
Balance – December 31, 2021	1,725,000	$25,000	1	$—	$(2,250)	$22,750

(1)	This number includes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).

(2)	Shares have been retroactively restated to reflect a share repurchase and subscription agreement. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding.

The accompanying notes are an integral part of these financial statements

A SPAC I ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from Operating Activities:
Net Loss	$(2,250)
Changes in operating assets and liabilities:
Expenses paid by related party	2,250
Net cash provided by operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – Ending of period	$—

Supplemental Disclosures of Noncash Activities:
Payment of deferred offering costs by note payable - related party	$218,048
Deferred offering costs included in accrued offering costs	$36,058
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations and Going Concern

A SPAC I Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on April 29, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the technology, media and telecom industries with a focus in the United States and Asia.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 29, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on February 14, 2022. On February 17, 2022, the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Units’), generating gross proceeds of $60,000,000 and incurring offering costs of $4,348,878, of which $2,100,000 was for deferred underwriting commissions (see Note 6). Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp. (the “Sponsor”), of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000 (see Note 5).

Upon the closing of the IPO on February 17, 2022, $60,600,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the IPO price to cover over-allotments, if any. On February 25, 2022, the over-allotment option was exercised in full. A total of $9,090,000, comprised of the net proceeds of the Over-allotment Offering and proceeds from the Over-allotment Private Placement, was placed in the Trust Account.

The Company will provide the holders of the outstanding Class A ordinary shares sold with the Units (the “Public Shares”) sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company’s Sponsor, officers and directors (the “Initial Shareholder”) has agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 12 months from the closing of the IPO (the “Combination Period”) ((or up to 18 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholder have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had no cash and a working capital deficit of $254,107.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $400,000 (see Note 4). Subsequent to the closing of the IPO, the Company’s liquidity has been satisfied through the net proceeds of $1,025,000 from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, including the funds held outside of the Trust Account related to the closings of the IPO and Private Placement offering, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 225,000 Class A ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 4). As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Subsequently in March 2022, the Company changed its accounting method to accrete the changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument. The Company complies with accounting and disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” which requires that an entity may voluntarily change an accounting principle only if it justifies the use of an allowable alternative accounting principle on the basis that it is preferable and meets criteria such as authoritative support, rationality and industry practice. The Company will adopt the accretion method starting its first quarter ending March 31, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Over-allotment Option Liability

The Company accounts for over-allotment as either equity-classified or liability-classified instrument based on an assessment of the over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the over-allotment option is a freestanding financial instrument pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the over-allotment option meets all of the requirements for equity classification under ASC 815, including whether the over-allotment option is indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of over-allotment option issuance and as of each subsequent quarterly period end date while the over-allotment option is outstanding.

For over-allotment option that meets all of the criteria for equity classification, it is recorded as a component of additional paid-in capital at the time of issuance. For over-allotment option that does not meet all the criteria for equity classification, they are required to be recorded as a liability at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the over-allotment option are recognized as a non-cash gain or loss on the statements of operations.

The Company accounted for the over-allotment option (see Note 6) in accordance with the guidance contained in ASC 815-40. The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as a liability.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred Offering Costs

Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on February 17, 2022, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit and consists of one Class A Ordinary Share, three-fourths (3/4) of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

All of the 6,000,000 Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Note 4 – Related Party Transactions

Founder Shares

On April 29, 2021, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, with no par value (“Class B ordinary shares”) for an aggregate price of $25,000. Founder Shares have been retroactively restated to reflect a share repurchase and subscription agreement pursuant to which on July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, we issued 2,300,000 Class A ordinary shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, the Company canceled 575,000 of such founder shares, resulting in 1,725,000 founder shares remaining outstanding (of which an aggregate of up to 225,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary share will automatically be canceled at the time of the initial Business Combination.

The Initial Shareholder have agreed to forfeit up to 225,000 Class A ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. Since the underwriters fully exercised their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

The Initial Shareholder will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note - Related Party

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the IPO. As of December 31, 2021, the Company had $218,048 of borrowings under the Note outstanding.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The Public Warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there were no Working Capital Loans outstanding.

Note 5 – Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 2,875,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,875,000. The Private Warrants are identical to the Public Warrants sold in the IPO, except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Note 6 – Commitments & Contingencies

Registration & Shareholder Rights

The holders of the Founder Shares, the Private Placement Warrants, and any warrants that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Chardan, the representative of the underwriters a 45-day option from the date of the prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On February 25, 2022, the underwriter exercised its over-allotment option to purchase 900,000 Units, generating gross proceeds to the Company of $9,000,000 (see Note 9).

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $1,380,000 upon the closing of the IPO and full exercise of the over-allotment option. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $2,415,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company issued to Chardan and/or its designees a total of 69,000 Class A ordinary shares at the closing of the IPO and full exercise of the over-allotment option.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 7 – Shareholders’ Equity

Recapitalization

On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, we issued 2,300,000 Class A ordinary shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and we canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (of which an aggregate of up to 225,000 Class A ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter).

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of December 31, 2021, there were 1,725,000 shares of Class A ordinary shares outstanding, excluding 6,000,000 Class A ordinary shares subject to possible redemption. Of the 1,725,000 Class A ordinary shares outstanding, up to 225,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. Since the underwriters fully exercised their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, one share Class B ordinary was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of December 31, 2021, there were no Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary shares equals or exceeds $16.50

Once the Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•	if, and only if, the last reported sale price (the “closing price”) of our ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period.

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. Please see the section entitled “Description of Securities—Warrants—Public Warrants” for additional information.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share splits, share capitalization, share dividends, reorganizations, recapitalizations and the like. However, the Warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the Warrants may expire worthless.

In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $16.50 share redemption trigger price described below under “Description of Securities — Redeemable Warrants” will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants (i) they will not be redeemable by the Company, (ii) they may be transferred, assigned or sold by the Sponsor to the Permitted Transferees and (iii) they may be exercised by the holders on a cashless basis.

Rights—Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of ordinary shares upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, except the event described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 11, 2022, the Company changed the amount of the IPO from $80,000,000 (or $92,000,000 if the underwriters’ over-allotment option is exercised in full) to $60,000,000 ($69,000,000 if the underwriters’ over-allotment option is exercised in full).

On January 11, 2022, the Company added a warrant to purchase three-quarters of one Class A ordinary share to be included with the Units and changed the amount of Public Rights from one-tenth of one Class A ordinary share to one-twentieth of one Class A ordinary share included with each Unit.

On January 11, 2022, the Company agreed to pay the underwriters’ a deferred underwriting fee of $0.35 per unit, or $2,100,000 in the aggregate (or $2,415,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company agreed to, upon the consummation of a Business Combination, issue to Chardan 60,000 ordinary shares (or 69,000 in the aggregate if the underwriters’ over-allotment option is exercised in full) representing 1% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable).

On January 11, 2022, the Sponsor agreed to purchase an aggregate of 2,920,000 Private Placement Warrants (or 3,100,000 Private Placement Warrants if the over-allotment option is exercised in full) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,920,000, or $3,100,000 if the over-allotment option is exercised in full, in a private placement that will occur simultaneously with the closing of the IPO. Prior to this change, the Sponsor had agreed to purchase Units that were identical to the Units sold in the IPO.

On January 11, 2022, the amount of representative shares was lowered from 70,000 Class A ordinary shares (or 80,500 shares if the underwriter’s over-allotment option is exercised in full) to 60,000 (or 69,000 shares if the underwriter’s over-allotment option is exercised in full).

On January 14, 2022, the Sponsor surrendered for no consideration, and we canceled 575,000 Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (of which an aggregate of up to 225,000 Class A ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter).

On February10, 2022, the Sponsor changed the Private Placement Warrants to be purchased from an aggregate of 2,920,000 Private Placement Warrants (or 3,100,000 if the over-allotment option is exercised in full) to 2,875,000 Private Placement Warrants (or 3,145,000 if the over-allotment option is exercised in full) for an aggregate purchase price of $2,875,000, (or $3,145,000 if the over-allotment option is exercised in full).

On February10, 2022, the Company changed the amount to be held in the Trust Account from $10.05 per Public Share to $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable.

On February 10, 2022, the Company eliminated administrative support agreement with the Sponsor.

On February 17, 2022, the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Units’), generating gross proceeds of $60,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement with the Company’s sponsor, of 2,875,000 warrants at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000.

Upon the closing of the IPO on February 17, 2022, $60,600,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in the Trust Account.

On February 25, 2022, the underwriter exercised its over-allotment option to purchase 900,000 Units (the “Over-allotment Offering”). Concurrently with the underwriter’s exercise of such option, the Company consummated a private placement of 270,000 private placement warrants at a price of $1.00 per warrant (the “Over-allotment Private Placement”). A total of $9,090,000, comprised of the net proceeds of the Over-allotment Offering and proceeds from the Over-allotment Private Placement, was placed in the Trust Account.

On March 28, 2022, the Company changed its accounting method to accrete the changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument. The Company complies with accounting and disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” which requires that an entity may voluntarily change an accounting principle only if it justifies the use of an allowable alternative accounting principle on the basis that it is preferable and meets criteria such as authoritative support, rationality and industry practice. The Company will adopt the accretion method starting its first quarter ending March 31, 2022.

