Form 10-Q
period 2022-03-31
ASPAC I Acquisition Corp.
filed 2022-05-18
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

A SPAC I ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-41285	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Level 39, Marina Bay Financial Centre
Tower 2
10 Marina Boulevard
Singapore 018983

(Address of Principal Executive Offices) (Zip Code)

(65) 6818 5796

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASCAU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ASCA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	ASCAW	The Nasdaq Stock Market LLC
Rights included as part of the units	ASCAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 18, 2022, 8,694,000 Class A Ordinary Shares and 0 Class B Ordinary Shares, were issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.Unaudited Condensed Financial Statements

A SPAC I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$726,078	$—
Deferred offering costs	—	276,857
Prepaid expenses	248,413	—
Total current assets	974,491	276,857

Investments held in Trust Account	69,696,531	—
Total Assets	$70,671,022	$276,857

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued offering expenses	$92,963	$36,059
Due to related party	95,774	—
Promissory note – related party	400,000	218,048
Total current liabilities	588,737	254,107

Deferred underwriting fee payable	2,415,000	—
Total Liabilities	3,003,737	254,107

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 6,900,000 shares at accretion carrying value with redemption value of $10.10 per share	57,878,928	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 6,900,000 subject to possible redemption) as of March 31, 2022; 1,725,000 shares issued and outstanding at December 31, 2021	—	—

Class B ordinary shares, no par value; 100 shares authorized; none and one share issued and outstanding as of March 31,2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	9,944,105	25,000
Accumulated deficit	(155,748)	(2,250)
Total Shareholders’ Equity	9,788,357	22,750
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity	$70,671,022	$276,857

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three Months Ended
March 31,
2022

General and administrative expenses	$160,030
Loss from Operations	(160,030)

Other income:
Interest earned on investment held in Trust Account	6,531

Loss before income taxes	(153,499)

Income taxes provision	—

Net loss	$(153,499)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,100,000
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.08
Basic and diluted weighted average shares outstanding, ordinary shares attributable to A SPAC I Acquisition Corp.	1,756,000
Basic and diluted net loss per share, ordinary shares attributable to A SPAC I Acquisition Corp.	$(0.23)

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2021	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	(1)		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,966)	—	(551,966)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(963,990)	—	(963,990)

Net loss	—	—	—	—	—	(153,499)	(153,499)

Balance – March 31, 2022	1,794,000	$—	—	$—	$9,944,106	$(155,749)	$9,788,357

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months
Ended
March 31,
2022
Cash Flows from Operating Activities:
Net loss	$(153,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(6,531)
Changes in operating assets and liabilities:
Prepaid expenses	(248,413)
Accounts payable and accrued expenses	56,904
Net cash used in operating activities	(351,538)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000
Proceeds from sale of private placement warrants	3,145,000
Payment of underwriters’ commissions	(1,380,000)
Payment of offering costs	(275,110)
Proceeds from issuance of promissory note to related party	(277,726)
Net cash provided in financing activities	70,767,616

Net Change in Cash	726,078

Cash at beginning of period	—
Cash at end of period	$726,078

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriters’ commissions	$2,415,000
Initial measurement of ordinary shares subject to possible redemption	$56,914,938
Accretion of ordinary shares to redemption value	$963,990

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

Note 1 – Description of Organization and Business Operation

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 29, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Offering costs were $4,918,415 including $1,380,000 of cash underwriting fees, $2,415,000, of deferred underwriting fees, the fair value of the representative shares of $571,448, and $551,967, of other offering costs.

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

If the Company is unable to complete a Business Combination within 12 months from the closing of the IPO (the “Combination Period”) ((or up to 18 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of March 31, 2022, the Company had cash of $726,078 and a working capital of $385,754.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Investments Held in Trust Account

As of March 31, 2022, $69,696,531 were held in cash and investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $726,078 in cash and did not have any cash equivalents as of March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Subsequently in March 2022, the Company changed its accounting method to accrete the changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument. The Company complies with accounting and disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” which requires that an entity may voluntarily change an accounting principle only if it justifies the use of an allowable alternative accounting principle on the basis that it is preferable and meets criteria such as authoritative support, rationality and industry practice. The Company has adopted the accretion method starting its first quarter ending March 31, 2022 and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

For the Three Months
Ended
March 31, 2022
Net Loss	$(153,499)
Accretion of ordinary shares subject to possible redemption to redemption value	(963,990)
Net loss including accretion of ordinary shares subject to possible redemption to redemption value	$(1,117,489)

	For the Three Months Ended
	March 31, 2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of ordinary shares subject to possible redemption	$(713,389)	$(404,100)
Accretion of ordinary shares subject to possible redemption to redemption value	963,990	—
Allocation of net income (loss)	$250,601	$(404,100)

Denominators:
Weighted-average shares outstanding	3,100,000	1,756,000
Basic and diluted net income/(loss) per share	$0.08	$(0.23)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs were $4,918,415 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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

Note 3 – Initial Public Offering

Pursuant to the IPO on February 17, 2022 and the full exercising of the over-allotment option on February 25, 2022, the Company sold 6,900,000 Units at a price of $10.00 per Unit. Each Unit and consists of one Class A Ordinary Share, three-fourths (3/4) of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

All of the 6,900,000 Public Shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the three months ended March 31, 2022 and 2021, the Company recorded $963,990 and $Nil accretion of carrying value to redemption value, respectively.

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

The Initial Shareholder have agreed to forfeit up to 225,000 Class A ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

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

Promissory Note - Related Party

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the IPO. As of March 31, 2022, the Company had $400,000 of borrowings under the Note outstanding. The Note was fully repaid on April 26, 2022.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrant would be identical to the Private Placement Warrants. As of March 31, 2022, there were no Working Capital Loans outstanding.

Note 5 – Private Placement Warrants

Simultaneously with the closing of the IPO and the over-allotment, the Sponsor purchased an aggregate of 3,145,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $3,145,000. The Private Warrants are identical to the Public Warrants sold in the IPO, except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $1,380,000 upon the closing of the IPO and over-allotment. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $2,415,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company issued to Chardan and/or its designees, an aggregate of 69,000 Class A ordinary shares “Representative Shares” at the closing of the IPO and over-allotment. The Representative Shares are identical to the public shares except that Maxim Group LLC has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 7—Shareholders’ Equity

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

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of March 31, 2022, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 6,900,000 Class A ordinary shares subject to possible redemption. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On March 31, 2022, one share Class B ordinary was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of March 31, 2022, there were 3,145,000 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary shares equals or exceeds $16.50

Once the Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

in whole and not in part;

●	at a price of $0.01 per Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and
●	if, and only if, the last reported sale price (the “closing price”) of our ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 8 —Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$69,696,531	$69,696,531	—	—

The following table presents information about the Company’s equity instrument that are measured at fair value on a non-recurring basis at February 2, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,
	2022	Level
Equity instrument:
Representative shares	$571,448	3

The Company used several models (i.e., Monte Carlo, PWERM and Finnerty) to value the Representative Shares granted to Chardan. The key inputs were (i) risk-free rate of 1.02%, (ii) volatility of 7.9%, (iii) estimated term of 0.93 years, resulting in the fair value of the 69,000 representative shares was approximately $571,448 or $8.28 per share.

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, except the full repayment of the Note described in Note 4, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ASCA,” “our,” “us” or “we” refer to A SPAC I Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (“IPO”) and the private placement of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare, and consummate, for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

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

For the quarter ended March 31, 2022, we had a net loss of $153,499, which consists of general and administrative expenses amounting to $160,030, partially offset by the interest income earned on Trust account amounting to $6,531.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated February 18, 2022, on February 17, 2022, A SPAC I Acquisition Corp. (the “Company”) consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (the “Ordinary Share”), three-fourths (3/4) of one redeemable warrant (the “Warrant”), and one right (the “Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

As previously disclosed on a Current Report on Form 8-K dated February 14, 2022, on February 17, 2022, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). An audited balance sheet as of February 17, 2022 reflecting receipt of the proceeds upon consummation of the IPO and the sale of the Private Placement Warrants was issued by the Company and filed as an exhibit to a Current Report on Form 8-K dated February 17, 2022.

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

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriter’s discount of $0.20 per Over-Allotment Option Unit ($$180,000), and the gross proceeds from the sale of the additional private warrants ($270,000) was placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account.

Following the Initial Public Offering (including the over-allotment option units) and the sale of the Private Warrants on February 17, 2022 and February 25, 2022, a total of $69,690,000, was placed in the Trust Account, and we had $1,025,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $4,918,415 in transaction costs, including $1,380,000 of cash underwriting fees, $2,415,000, of deferred underwriting fees, the fair value of the representative shares of $571,448, and $551,967, of other offering costs.

For the quarter ended March 31, 2022, cash used in operating activities was $351,538.

As of March 31, 2022, we had marketable securities held in the Trust Account of $69,696,531 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $726,078 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2022, the Company had cash of $726,078 and a working capital of $385,754. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering and over-allotment, or $2,415,000. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. We determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on April 7, 2021. on February 17, 2022, A SPAC I Acquisition Corp. (the “Company”) consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (the “Ordinary Share”), three-fourths (3/4) of one redeemable warrant (the “Warrant”), and one right (the “Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

As previously disclosed on a Current Report on Form 8-K dated February 14, 2022, on February 17, 2022, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). An audited balance sheet as of February 17, 2022 reflecting receipt of the proceeds upon consummation of the IPO and the sale of the Private Placement Warrants was issued by the Company and filed as an exhibit to a Current Report on Form 8-K dated February 17, 2022.

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

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriter’s discount of $0.20 per Over-Allotment Option Unit ($180,000), and the gross proceeds from the sale of the additional private warrants ($270,000) was placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account. Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option) $69,690,000 ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in money market funds meeting certain conditions under the Investment

Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid a total of approximately $ million in underwriting fees and commissions (not including the % deferred underwriting commission payable at the consummation of the initial business combination) and approximately $ million for other costs and expenses related to our formation and the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

* Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

* Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2

* Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 18, 2022	A SPAC I ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)