Form 10-Q
period 2022-06-30
ASPAC I Acquisition Corp.
filed 2022-08-12
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2022, 8,694,000 Class A Ordinary Shares and 0 Class B Ordinary Shares, were issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2022 and for the period from April 29, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and for the period from April 29, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the three and six months ended June 30, 2022 and for the period from April 29, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$110,265	$—
Deferred offering costs	—	276,857
Prepaid expenses	202,848	—
Total current assets	313,113	276,857

Investments held in Trust Account	69,790,635	—
Total Assets	$70,103,748	$276,857

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued offering expenses	$50,000	$36,059
Due to related party	—	—
Promissory note – related party	—	218,048
Total current liabilities	50,000	254,107

Deferred underwriting fee payable	2,415,000	—
Total Liabilities	2,465,000	254,107

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 6,900,000 shares at accretion carrying value with redemption value of $10.10 per share	60,875,469	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 6,900,000 subject to possible redemption) as of June 30, 2022; 1,725,000 shares issued and outstanding at December 31, 2021	—	—

Class B ordinary shares, no par value; 100 shares authorized; none and one share issued and outstanding as of June 30,2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,947,564	25,000
Accumulated deficit	(184,285)	(2,250)
Total Shareholders’ Equity	6,763,279	22,750
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity	$70,103,748	$276,857

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended June 30, 2022	Six months ended June 30, 2022	For the period April 29, 2021 (inception) through June 30, 2021

General and administrative expenses	$122,688	$282,718	$2,010
Loss from Operations	(122,688)	(282,718)	(2,010)
Other income:
Interest earned on investment held in Trust Account	94,152	100,683	—
Loss before income taxes	(28,536)	(182,035)	(2,010)
Income taxes provision	—	—	—
Net loss	$(28,536)	$(182,035)	$(2,010)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	5,010,497	—
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.09	0.18	$(0.00)
Basic and diluted weighted average shares outstanding, ordinary shares attributable to A SPAC I Acquisition Corp.	1,794,000	1,775,105	—
Basic and diluted net loss per share, ordinary shares attributable to A SPAC I Acquisition Corp.	$(0.35)	(0.61)	$(0.00)

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2021	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	(1)		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,966)	—	(551,966)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(963,990)	—	(963,990)

Net loss	—	—	—	—	—	(153,499)	(153,499)

Balance – March 31, 2022	1,794,000	$—	—	$—	$9,944,106	$(155,749)	$9,788,357
Accretion of ordinary shares to redemption value	—	—	—	—	(2,996,541)	—	(2,996,541)
Net loss	—	—	—	—	—	(28,536)	(28,536)
Balance – June 30, 2022	1,794,000	$—	—	$—	$6,947,564	$(184,285)	$6,763,279

For the period from April 29, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – April 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor	1,725,000	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	(2,010)	(2,010)
Balance – June 30, 2021	1,725,000	$—	—	$—	$25,000	$(2,010)	$22,990

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the period from April 29, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(182,035)	$(2,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(100,635)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(202,848)	—
General and administrative expenses paid by related party	—	2,010
Accounts payable and accrued expenses	13,941	—
Net cash used in operating activities	(471,577)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000	—
Proceeds from sale of private placement warrants	3,145,000	—
Payment of underwriters’ commissions	(1,380,000)	—
Payment of offering costs	(275,110)	—
Proceeds from issuance of promissory note to related party	(277,726)	—
Payment of related party advances	(95,774)	—
Payment of promissory note - related party	(400,000)	—
Net cash provided by financing activities	70,271,842	—

Net change in cash	110,265	—

Cash, beginning of the period	—	—
Cash, end of the period	$110,265	$—
Supplemental Disclosure of Cash Flow Information:
Initial measurement of ordinary shares subject to possible redemption	$56,914,938	$—
Accretion of carrying value to redemption value	$(3,960,531)	$—

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENT

(UNAUDITED)

Note 1 – Description of Organization and Business Operation

A SPAC I Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on April 29, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the technology, media and telecom industries with a focus in the United States and/or Asia (excluding China).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 29, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on February 14, 2022. On February 17, 2022, the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Units’), generating gross proceeds of $60,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp. (the “Sponsor”) of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000.

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

If the Company is unable to complete a Business Combination within 12 months from the closing of the IPO (the “Combination Period”) (or up to 18 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of June 30, 2022, the Company had cash of $110,265 and a working capital of $263,113.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 25, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $110,265 in cash and did not have any cash equivalents as of June 30, 2022.

Cash and Investments Held in Trust Account

As of June 30, 2022, $69,696,531 were held in cash and investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

					For the
					Period from
					April 7,
					2021
					(Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2022		June 30, 2022		June 30, 2021
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(2,400,855)	$(624,222)	$(3,058,876)	(1,083,690)	$—	$(2,010)
Accretion of ordinary shares subject to possible redemption to redemption value	2,996,541	—	3,960,531	—	—	—
Allocation of net income (loss)	595,686	(624,222)	901,655	(1,083,690)	—	(2,010)

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,794,000	5,010,497	1,775,105	—	1,725,000
Basic and diluted net loss per ordinary share	$0.09	$(0.35)	$0.18	(0.61)	$—	$(0.00)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the three months ended June 30, 2022 and 2021, the Company recorded $2,996,541 and $Nil accretion of carrying value to redemption value, respectively.

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

Promissory Note - Related Party

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the IPO. The Note was fully repaid on April 26, 2022. As of June 30, 2022, there were no amount outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrant would be identical to the Private Placement Warrants. As of June 30, 2022, there were no Working Capital Loans outstanding.

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

Representative’s Ordinary Shares

The Company issued to Chardan and/or its designees, an aggregate of 69,000 Class A ordinary shares “Representative Shares” at the closing of the IPO and over-allotment. The Representative Shares are identical to the public shares except that Chardan Capital Markets, LLC has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Chardan Capital Markets, LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of June 30, 2022, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 6,900,000 Class A ordinary shares subject to possible redemption. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On June 30, 2022, one share Class B ordinary was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of June 30, 2022, there were 7,759,978 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 – Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$69,790,635	$69,790,635	—	—

The following table presents information about the Company’s equity instrument that are measured at fair value on a non-recurring basis at February 2, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,
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

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (“IPO”) and the private placement of the private warrants, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for, and consummate, the IPO, and, since our IPO on February 17, 2022, searching for a target business with which to complete our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had a net loss of $28,536, which consists of general and administrative expenses amounting to $122,688 , partially offset by the interest income earned on Trust account amounting to $94,152. For the six months ended June 30, 2022, we had a net loss of $ 182,035, which consists of general and administrative expenses amounting to $282,718, partially offset by the interest income earned on Trust account amounting to $100,683. For the period from April 29, 2021 (inception) through June 30, 2021 we had a net loss of $2,010 which consisted of formation costs.

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

As previously disclosed on a Current Report on Form 8-K dated February 18, 2022, on February 17, 2022, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). An unaudited balance sheet as of February 17, 2022 reflecting receipt of the proceeds upon consummation of the IPO and the sale of the Private Warrants was issued by the Company and filed as an exhibit to a Current Report on Form 8-K dated April 5, 2022.

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

Following the IPO (including the over-allotment option units) and the sale of the Private Warrants on February 17, 2022 and February 25, 2022, a total of $69,690,000, was placed in the Trust Account, and we had $1,025,000 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. We incurred $4,918,415 in transaction costs, including $1,380,000 of cash underwriting fees, $2,415,000, of deferred underwriting fees, the fair value of the representative shares of $571,448, and $551,967, of other offering costs.

For the three months and six months ended June 30, 2022, cash used in operating activities was $120,039 and $471,577, respectively.

As of June 30, 2022, we had marketable securities held in the Trust Account of $69,790,635 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022, we had cash of $110,265 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

As of June 30, 2022, the Company had cash of $110,265 and a working capital of $263,113. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO and over-allotment, or $2,415,000. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. We determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on February 14, 2022. On February 17, 2022, Company consummated the IPO of 6,000,000 Units. Each Unit consists of one Ordinary Share, three-fourths (3/4) of one redeemable Warrant, and one Right to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

As previously disclosed on a Current Report on Form 8-K dated February 18, 2022, on February 17, 2022, simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). An unaudited balance sheet as of February 17, 2022 reflecting receipt of the proceeds upon consummation of the IPO and the sale of the Private Warrants was issued by the Company and filed as an exhibit to a Current Report on Form 8-K dated April 5, 2022.

Subsequently, on February 25, 2022, the underwriters exercised their over-allotment option in full. The closing of the issuance and sale of the additional Over-Allotment Option Units occurred on March 1, 2022. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000. On March 1, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000.

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriter’s discount of $0.20 per Over-Allotment Option Unit ($180,000), and the gross proceeds from the sale of the additional private warrants ($270,000) was placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account. Upon the closing of the IPO and the Private Placement (including the exercise of the over-allotment option) $69,690,000 ($10.00 per share) of the net proceeds of the sale of the Public Shares in the IPO and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

We paid a total of approximately $1,380,000 million in underwriting fees and commissions (not including the $2,415,000 deferred underwriting commission payable at the consummation of the initial business combination) and approximately $ 1,123, 415 million for other costs and expenses related to our formation and the IPO.

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

Dated: August 12, 2022	A SPAC I ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)