Form 10-Q
period 2022-09-30
ASPAC I Acquisition Corp.
filed 2022-11-09
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 9, 2022, 8,694,000 Class A Ordinary Shares and 0 Class B Ordinary Shares, were issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from April 29, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and for the Period from April 29, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period from April 29, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$87,639	$—
Deferred offering costs	—	276,857
Prepaid expenses	119,248	—
Total current assets	206,887	276,857

Investments held in Trust Account	70,105,185	—
Total Assets	$70,312,072	$276,857

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued offering expenses	$50,000	$36,059
Due to related party	—	—
Promissory note – related party	—	218,048
Total current liabilities	50,000	254,107

Deferred underwriting fee payable	2,415,000	—
Total Liabilities	2,465,000	254,107

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 6,900,000 shares at accretion carrying value with redemption value of $10.10 per share	63,994,378	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of September 30, 2022; 1,725,000 shares issued and outstanding at December 31, 2021	—	—

Class B ordinary shares, no par value; 100 shares authorized; none and one share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	3,828,656	25,000
Retained earnings (Accumulated deficit)	24,038	(2,250)
Total Shareholders’ Equity	3,852,694	22,750
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity	$70,312,072	$276,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,	For the period from April 29, 2021 (inception) through September 30,
	2022	2021	2022	2021

General and administrative expenses	$106,551	$80	$389,269	$2,090
Loss from operations	(106,551)	(80)	(389,269)	(2,090)
Other income:
Interest income	314,874	—	415,557	—
Income (loss) before income taxes	208,323	(80)	26,288	(2,090)
Income taxes provision	—	—	—	—
Net income (loss)	$208,323	$(80)	$26,288	$(2,090)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	—	5,647,253	—
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.12	—	0.30	—
Basic and diluted weighted average shares outstanding, ordinary shares attributable to A SPAC I Acquisition Corp.	1,794,000	1,725,000	1,781,473	1,725,000
Basic and diluted net loss per share, ordinary shares attributable to A SPAC I Acquisition Corp.	$(0.33)	$(0.00)	$(0.95)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2021	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	(1)		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,966)	—	(551,966)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(963,990)	—	(963,990)

Net loss	—	—	—	—	—	(153,499)	(153,499)

Balance – March 31, 2022	1,794,000	$—	—	$—	$9,944,106	$(155,749)	$9,788,357
Accretion of ordinary shares to redemption value	—	—	—	—	(2,996,541)	—	(2,996,541)
Net loss	—	—	—	—	—	(28,536)	(28,536)
Balance – June 30, 2022	1,794,000	$—	—	$—	$6,947,565	$(184,285)	$6,763,280
Accretion of ordinary shares to redemption value	—	—	—	—	(3,118,909)	—	(3,118,909)
Net income	—	—	—	—	—	208,323	208,323
Balance – September 30, 2022	1,794,000	$—	—	$—	$3,828,656	$24,038	$3,852,694

For the period from April 29, 2021 (inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – April 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor	1,725,000	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	(2,010)	(2,010)
Balance – June 30, 2021	1,725,000	$—	—	$—	$25,000	$(2,010)	$22,990
Net loss	—	—	—	—	—	(80)	(80)
Balance – September 30, 2021	1,725,000	$—	—	$—	$25,000	$(2,090)	$22,910

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the period from April 29, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$26,288	$(2,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(415,185)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(119,247)	—
General and administrative expenses paid by related party	—	2,090
Accounts payable and accrued expenses	13,941	—
Net cash used in operating activities	(494,203)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,690,000)	—
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000	—
Proceeds from sale of private placement warrants	3,145,000	—
Payment of underwriters’ commissions	(1,380,000)	—
Payment of offering costs	(275,110)	—
Proceeds from issuance of promissory note to related party	277,726	—
Payment of related party advances	(95,774)	—
Payment of promissory note - related party	(400,000)	—
Net cash provided by financing activities	70,271,842	—

Net change in cash	87,639	—

Cash, beginning of the period	—	—
Cash, end of the period	$87,639	$—
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$2,415,000	$—
Initial measurement of ordinary shares subject to possible redemption	$56,914,938	$—
Accretion of carrying value to redemption value	$7,079,440	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2022, the Company had not commenced any operations. All activities for the period from April 29, 2021 (inception) through September 30, 2022, were related to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO on February 17, 2022, $60,600,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and a portion of the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the IPO price to cover over-allotments (the “Over-Allotment Option Units”), if any. Subsequently, on February 25, 2022, the over-allotment option was exercised in full. The closing of the Over-Allotment Option Units occurred on March 1, 2022 simultaneously with the consummation of the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000. A total of $9,090,000, comprised of the net proceeds of the Over-allotment Offering and proceeds from the Over-allotment Private Placement, was placed in the Trust Account.

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

Going Concern Consideration

As of September 30, 2022, the Company had cash of $87,639 and a working capital of $156,887.

The Company has 12 months from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period (by February 17, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 15, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 4, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $87,639 and $0 in cash as of September 30, 2022 and September 30, 2021, respectively. The Company did not have any cash equivalents for both periods.

Cash and Investments Held in Trust Account

As of September 30, 2022, $70,105,185 were held in cash and investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022		For the Period from April 7, 2021 (Inception) through September 30, 2021
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(2,309,989)	$(600,597)	$(5,361,746)	$(1,691,406)	$—	$(2,090)
Accretion of ordinary shares subject to possible redemption to redemption value	3,118,909	—	7,079,440	—	—	—
Allocation of net income (loss)	808,920	(600,597)	1,717,694	(1,691,406)	—	(2,090)

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,794,000	5,647,253	1,781,473	—	1,725,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.33)	$0.30	$(0.95)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the three months ended September 30, 2022 and 2021, the Company recorded $3,118,909 and $Nil accretion of carrying value to redemption value, respectively.

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

The Initial Shareholder has agreed to forfeit up to 225,000 Class A ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

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

Promissory Note - Related Party

On September 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the IPO. The Note was fully repaid on April 26, 2022. As of September 30, 2022, there were no amount outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrant would be identical to the Private Placement Warrants. As of September 30, 2022, there were no Working Capital Loans outstanding.

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

Note 7 – Shareholders’ Equity

Recapitalization

On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, we issued 2,300,000 Class A ordinary shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, the Sponsor surrendered for no consideration and canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (of which an aggregate of up to 225,000 Class A ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter).

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of September 30, 2022, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 6,900,000 Class A ordinary shares subject to possible redemption. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On September 30, 2022, one share Class B ordinary was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of September 30, 2022, there were 7,891,453 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$70,105,185	$70,105,185	—	—

The following table presents information about the Company’s equity instrument that are measured at fair value on a non-recurring basis at February 2, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	February 2,
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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for, and consummate, the IPO, and, since our IPO on February 17, 2022, searching for a target business with which to complete our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had net income of $208,323, which consists of general and administrative expenses amounting to $106,551, partially offset by the interest income amounting to $314,874. For the nine months ended September 30, 2022, we had net income of $26,288, which consists of general and administrative expenses amounting to $389,269, partially offset by the interest income of $415,557. For the period from April 29, 2021 (inception) through September 30, 2021 we had a net loss of $2,090 which consisted of formation costs.

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

Subsequently, on February 25, 2022, the underwriters exercised their over-allotment option in full. The closing of the Over-Allotment Option Units occurred on March 1, 2022. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000. On March 1, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000.

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

For the three months and nine months ended September 30, 2022, cash used in operating activities was $22,626 and $494,203, respectively.

As of September 30, 2022, we had marketable securities held in the Trust Account of $69,790,635 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $87,639 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

As of September 30, 2022, the Company had cash of $87,639 and a working capital of $156,887. The Company has 12 months from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period (by February 17, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

We paid a total of approximately $1,380,000 million in underwriting fees and commissions (not including the $2,415,000 deferred underwriting commission payable at the consummation of the initial business combination) and approximately $ 1,123,415 million for other costs and expenses related to our formation and the IPO.

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

Dated: November 9, 2022	A SPAC I ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)