Form 10-K
period 2022-12-31
ASPAC I Acquisition Corp.
filed 2023-03-03
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41285

A SPAC I ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 39, Marina Bay Financial Centre Tower 2 10 Marina Boulevard Singapore 018983	N/A
(Address of principal executive offices)	(Zip Code)

(65) 6818 5796

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each Unit consisting of one Class A ordinary share, no par value, three-fourths (3/4) of one redeemable Warrant and one Right	ASCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	ASCA	The Nasdaq Stock Market LLC
Warrants, each whole Warrant exercisable for one Class A ordinary share	ASCAW	The Nasdaq Stock Market LLC
Rights, each Right to receive one-tenth (1/10) of one Class A ordinary share	ASCAR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $69.4 million.

As of March 1, 2023, 5,421,695 Class A ordinary shares and one Class B ordinary share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC I ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

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

ii

part I

ITEM 1. BUSINESS

Introduction

A SPAC I Acquisition Corp. (the “Company,” “we,” “us,” or “our”) is a newly incorporated blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our “initial business combination” or “Business Combination.”

The Registration Statement for our initial public offering was declared effective on February 14, 2022 (the “Initial Public Offering” or “IPO”). On February 17, 2022, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”), three-fourths (3/4) of one redeemable warrant (“Warrant”), and one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any.

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

Subsequently, on February 25, 2022, the underwriters notified the Company their election to exercise their over-allotment option in full. The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on March 1, 2022. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000. On March 1, 2022, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000.

The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriter’s discount of $0.20 per Over-Allotment Option Unit ($180,000), and the gross proceeds from the sale of the additional private warrants ($270,000) were placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account as of that date.

Proposed Business Combination

On February 15, 2023, the Company entered into a merger agreement (the “Merger Agreement”) with NewGenIvf Limited, a Cayman Islands exempted company (“NewGen”), certain shareholders of NewGen (the “Principal Shareholders”), A SPAC I Mini Acquisition Corp., a British Virgin Islands business company (the “Purchaser”), and A SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), pursuant to which, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and (ii) Merger Sub will merge with and into NewGen and NewGen will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “NewGen Business Combination”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of NewGen is $50,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares of the Purchaser at a price of $10.00 per share.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, the Company, the Purchaser, NewGen and certain shareholders of NewGen (the “Supporting Shareholders”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholders have agreed, among other things, to vote in favor of the NewGen Business Combination, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company, the Purchaser or the Company for consummation of the NewGen Business Combination and the other transactions contemplated by the Merger Agreement.

See the Current Report on For 8-K filed by the Company with the SEC on February 16, 2023 for additional information.

Extension and Redemptions

On February 13, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. On February 14, 2023, the Company made a deposit of $90,000 (the “Extension Payment”) to the Trust Account and extended the from February 17, 2023 to March 17, 2023. Following such redemptions and the deposit of the Extension Payment, the amount of funds remaining in the Trust Account was approximately $37.3 million.

Background and Competitive Strengths

We believe the experience and network of relationships of our management and director team will give us distinct advantages in sourcing, structuring and consummating a business combination. We believe that our team has a diverse set of skills, including experience across business development, entrepreneurship, investment, finance and marketing, which will provide us access to proprietary deals, assist us in identifying and evaluating a target, manage risk and effect a successful business combination. However, none of our management and director team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

We will seek to capitalize on the experience and networks of the members of our management and director team: Mr. Claudius Tsang, Mr. Abuzzal Abusaeri, Mr. John Brebeck, and Mr. Giang Nguyen Hoang. Our team consists of highly experienced professionals who have significant experience in investing in both public and private companies. Members of our management also have extensive experience in sourcing and evaluating potential investment opportunities as well as deal negotiation, corporate finance, business operations and management. We have developed a proprietary network of relationships with business leaders, investors and intermediaries that we believe can generate deal flow for us. We believe that our team has a strong and complementary set of skills which will allow us to identify a target, execute a business combination and deliver returns for our shareholders.

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

Each of our sponsors, directors and officers presently has, and in the future any of our sponsors, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per share. Our initial shareholder has agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholder or any of our officers, directors or affiliates acquires public shares in or after the initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination within 12 months from the closing of our initial public offering (or October 17, 2023, if we decide to extend the period of time to consummate a business combination). If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Business Companies Act, 2004 of the British Virgin Islands, as amended (the “Companies Act”).

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholder has agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholder, or any of our officers, directors or affiliates acquire public shares in or after the initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our private placement warrants, which will expire worthless in the event we do not consummate our initial business combination within the required time period. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we do not complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.10, plus interest (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

If we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended (the “Insolvency Act”) (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 12 months of the closing of the offering (or October 17, 2023, if we decide to extend the period of time to consummate a business combination), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less deferred underwriting discounts and any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2022, the Company had cash of $54,719 and a working capital of $9,721. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor is controlled by or has substantial ties with non-U.S. persons domiciled outside the U.S. Acquisitions and investments by non-U.S. persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the U.S. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may not be able to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “ASCAU” on February 15, 2022. Our ordinary shares, warrants and rights commenced separate trading on Nasdaq on or about March 17, 2022, under the symbols “ASCA,” “ASCAW” and “ASCAR,” respectively.

Holders of Record

At March 1, 2023, there were 5,421,695 ordinary shares issued and outstanding held by four holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under laws of the British Virgin Islands. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 13, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, the holders of 3,272,305 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, for an aggregate redemption amount of approximately $33.7 million. As such, approximately 47.4% of the public shares were redeemed and approximately 52.6% of the public shares remain outstanding. Following such redemptions and the deposit of the Extension Payment, the amount of funds remaining in the Trust Account was approximately $37.3 million.

ITEM 6. [RESERVED]

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

Overview

We are a blank check company formed in the British Virgin Islands on April 29, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Proposed Business Combination

On February 15, 2023, the Company entered into a merger agreement (the “Merger Agreement”) with NewGenIvf Limited, a Cayman Islands exempted company (“NewGen”), certain shareholders of NewGen (the “Principal Shareholders”), A SPAC I Mini Acquisition Corp., a British Virgin Islands business company (the “Purchaser”), and A SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), pursuant to which, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and (ii) Merger Sub will merge with and into NewGen and NewGen will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “NewGen Business Combination”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of NewGen is $50,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares of the Purchaser at a price of $10.00 per share.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, the Company, the Purchaser, NewGen and certain shareholders of NewGen (the “Supporting Shareholders”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholders have agreed, among other things, to vote in favor of the NewGen Business Combination, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company, the Purchaser or the Company for consummation of the NewGen Business Combination and the other transactions contemplated by the Merger Agreement.

See the Current Report on For 8-K filed by the Company with the SEC on February 16, 2023 for additional information.

Extension and Redemptions

On February 13, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. On February 14, 2023, the Company made a deposit of $90,000 (the “Extension Payment”) to the Trust Account and extended the from February 17, 2023 to March 17, 2023. Following such redemptions and the deposit of the Extension Payment, the amount of funds remaining in the Trust Account was approximately $37.3 million.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering (“IPO”) described below and, subsequent to the IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had a net income of $500,650, which consisted of loss of approximately $504,907 derived from general and administrative expenses, offset by interest earned on marketable securities of approximately $1,005,557.

For the period from April 29, 2021 (inception) through December 31, 2021, we had a net loss of $2,250, which consisted of formation and operating expenses.

Liquidity and Going Concern

On February 17, 2022, the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Units”), generating gross proceeds of $60,000,000 and incurring offering costs of $4,348,878, of which $2,100,000 was for deferred underwriting commissions. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. Upon the closing of the IPO on February 17, 2022, $60,600,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in the Trust Account. A total of $1,025,000 was deposited into the operating account of the Company.

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Warrants, we had $1,025,000 of cash held outside of the Trust Account, after payment of costs related to the IPO, available for working capital purposes. We incurred a total of $4,918,415 in transaction costs, including $1,380,000 of cash underwriting fees, $2,415,000 of deferred underwriting fees, the fair value of the representative shares of $571,448, and $551,967 of other offering costs. For the year ended December 31, 2022, cash used in operating activities was $527,123 and none for the period from April 29, 2021 (inception) through December 31, 2021.

As of December 31, 2022, we had marketable securities of $70,694,702 held in the Trust Account consisting United States government securities with a maturity of 185 days or less. We intend to use substantially all of funds held in the Trust Account, and any additional funding from our sponsor’s promissory note commitment, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $54,719 outside of the Trust Account and working capital of $9,721. On January 27, 2023, our Sponsor loaned to us $500,000 pursuant to a promissory note. This loan is non-interest bearing and payable on the completion of the Business Combination.

The Company has 12 months from the closing of the IPO to consummate a Business Combination (unless further extended as described herein). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we consummate an initial Business Combination, we would repay such Working Capital Loans out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Except for the $500,000 the Sponsor loaned to us pursuant to a promissory note on January 27, 2023, the terms of such Working Capital Loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans from our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by October 17, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2022 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the commitments to the below:

Registration Rights

The holders of the founder shares, the private placement warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private placement warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Chardan, the representative of the underwriters in the IPO a 45-day option from the date of the IPO prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On February 25, 2022, the underwriters exercised their over-allotment option to purchase 900,000 Units, generating gross proceeds to the Company of $9,000,000.

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

In March 2022, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements and determined that a change in accounting method for redeemable shares is necessary. Subsequently in March 2022, the Company changed its accounting method to accrete the changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument. The Company complies with accounting and disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” which requires that an entity may voluntarily change an accounting principle only if it justifies the use of an allowable alternative accounting principle on the basis that it is preferable and meets criteria such as authoritative support, rationality and industry practice. The Company believes that the change in accounting principle is preferable as it meets all three criteria. First, the accretion method is one of the two accounting methods supported by ASC 480-10-S99. Second, justification for the change is rational in terms of presenting financial position and results of operations. When evaluating a change in accounting methods, the Company considered several factors such as: 1) conformity with broad concept of accounting (i.e., more accurate reflection of permanent and temporary equity) and 2) suitability in light of business circumstances, plans and policies (i.e., compliance with Nasdaq listing requirements and the Company’s amended and restated memorandum and articles of association). Finally, the accretion method is adopted by other similarly situated SPACs (i.e., smaller sized SPACs listed on The Nasdaq Capital Market).

ASC 250-10-50-1 through 250-10-50-3 require that a change in accounting principle made in an interim period be reported by retrospective application, both to the prior years, as well as to the interim periods within the fiscal year that the accounting change was adopted. The Company does not qualify for the restatement of financial statements since it initially elected an allowable accounting method (full redemption) for the accounting of redeemable shares in the Form 8-K Audited Balance Sheet as of February 17, 2022 which was filed on March 4, 2022; as such, there is no error to be restated on. On April 5, 2022, the Company filed Form 8-K Pro Forma Balance Sheet as of February 17, 2022 reflecting the change in accounting method. In addition, the change of accounting principle does not have any impact on the previously issued financial statements.

The Company has adopted the accretion method starting its first quarter ending March 31, 2022 and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. The change to the accretion method does not have any impact on the Company’s Statements of Operations or Cash Flows.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Claudius Tsang	46	Chief Executive Officer, Chief Financial Officer and Chairman
Abuzzal Abusaeri	48	Independent Director
Giang Nguyen Hoang	36	Independent Director
John Brebeck	58	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Mr. Claudius Tsang has served as our Chief Executive Officer since April 2021 and Chairman and Chief Financial Officer since July 2021. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Mr. Tsang was the Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton, Mr. Tsang served in various positions, including Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. During his tenure, Mr. Tsang managed $1 billion in private equity funds, with approximately 50 portfolio companies. He was also involved in the management of a $3 billion fund, which was the largest Central Eastern European listed closed-end fund at the time of IPO in London. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. At Lehman Brothers, Mr. Tsang managed $500 million proprietary funds. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp., and as the Chief Investment Officer of JVSPAC Acquisition Corp. since April 2021. He has served as the Chief Financial Officer of A SPAC II Acquisition Corp since July 2021 and as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2021. Mr. Tsang obtained a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder.

Mr. Abuzzal Abusaeri has served as our director since February 2022. Mr. Abusaeri has almost two decades of experience in mergers and acquisitions, growth strategy formulation and capital market transactions across a range of portfolio companies in diverse industries. Since 2016, Mr. Abusaeri has been the Head of Corporate Finance with a focus on Mergers and Acquisitions for Global Mediacom, a leading media and entertainment group in Indonesia. During his tenure, Mr. Abusaeri manages sell-side and buy-side M&A investments of the company, advises investments within the venture capital space and leads issuance of bonds. His experience entails acquisitions and strategic investments in a number of media and technology companies in emerging markets. From 2009 to 2016, Mr. Abusaeri served as the Vice President of Corporate Finance for Fairways Investment Group, an Indonesian based investment holding company focusing on consumer related companies. Mr. Abusaeri was responsible for managing portfolio companies which included acting as Chief Financial Officer and leading the development of a consumer lending startup, and overseeing the growth strategy and execution of an Indonesian healthcare company. From 2007 to 2009, Mr. Abusaeri served as the Senior Assistant Vice President for Bank Danamon, one of the largest bank of Indonesia with approximately IDR200 trillion asset size in 2020. From 2005 to 2007, Mr. Abusaeri served as the Assistant Vice President for Bank Lippo, currently Bank CIMB Niaga. During his tenure, Mr. Abusaeri led the bank’s business and economic research unit where he conducted a number of research within Indonesia’s consumer and corporate banking industry. From 2004 to 2005, Mr. Abusaeri served as the Research Analyst for McKinsey and Co, where he was part of the firm’s financial institution group practice and part of the team that advised a number of large Indonesian banks. From 2003 to 2004, Mr. Abusaeri served as the Research Analyst for DBS Vickers Securities, a securities and derivatives brokerage firm with international Asian focus in Hong Kong, Indonesia, Thailand, Malaysia, the United States and the United Kingdom. Mr. Abusaeri obtained his Master of Business Administration from the University of Chicago Booth School of Business in 2018, Master of Science in Investment Management from Bayes Business School, University of London in 2002, and bachelor degree of Economics from the Trisakti University in 1998.

Mr. Giang Nguyen Hoang has served as our director since February 2022. Mr. Giang has over 13 years of experience in capital market, business management, strategic management, entrepreneurship, and risk management. Since 2020, Mr. Giang has served as the Chairman for DNSE Securities JSC, a stock trading and brokerage firm in Vietnam. Since 2018, Mr. Giang has served as the Chairman and Chief Executive Officer for Encapital Fintech JSC, a fintech company in Vietnam providing financial technology solutions for investors in Vietnam. During his tenure, Mr. Giang was responsible for setting the vision, direction and strategy for the organization and was responsible for overseeing the growth and expansion of the business. Mr. Giang also serves as a board member of numerous organizations, including TNG Investment and Trading JSC (HNX:TNG), a publicly listed garment manufacturing company in Vietnam (since 2021), and Southern Gas Trading Joint Stock Company (since 2019). From 2008 to 2018, Mr. Giang was a 10-year veteran of VNDIRECT Securities Corporation, a publicly listed brokerage firm in Vietnam, focusing on individual investors through a proprietary online trading platform, where he held various positions including Chief Executive Officer, Risk Management Manager, Manager, and Business Analyst for Research and Development Department. During his tenure, Mr. Giang oversaw the company’s business strategy, operations and compliance matters. Mr. Giang obtained his Master of Business Administration from the University of Chicago Booth School of Business, and his Bachelor of Science and Computer Engineering from University of Nebraska.

Mr. John Brebeck has served as our director since February 2022. He has over 25 years of experience in corporate management, capital market, strategic development, and business operations. Since 2021, Mr. Brebeck has served as the Vice President of Investor Relations for Glass House Brands, a vertically-integrated producer of premium sun-grown cannabis, with a dedicated focus on the California market and building leading, lasting brands to serve consumers across all segments. From 2018 to 2021, Mr. Brebeck served as the Senior Advisor to Quantum International Corp., a research-based capital market solution provider specializing in long-term shareholder value creation, AGM management, capital market and corporate financial solutions. From 2008 to 2022, he also served as the External Director for Dalton Greater China Fund, an equity fund that targeted companies benefiting from China’s growth and that sought to capitalize on inefficiencies in the China equity markets. From 2014 to 2021, Mr. Brebeck served as a board member for Hydroionic Envirotec Company Limited, a technology company working towards zero heavy metal emissions and focusing heavy metal recycling. From 2014 to 2018, Mr. Brebeck served as the Managing Director for Peace Field Limited, a Hong Kong based professional service provider that offers financial, strategic, and operational advisory services for mid-market companies. Prior to 2014, Mr. Brebeck served in numerous positions, including as President of Yuanta Investment Consulting, a wholly-owned subsidiary of Yuanta Financial Holdings, a leading domestic broker in Taiwan, and as research head for The Dalton Greater China Fund and JP Morgan Securities in Taiwan. Mr. Brebeck is a Chartered Financial Analyst. He obtained his Master of Business Administration degree from The University of Chicago Booth School of Business and his Bachelor of Arts in China Regional Studies from Georgetown University.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of four members. The holder of our outstanding Class B ordinary share will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our Class A ordinary shares, including the public shares, will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of our ordinary shares who are eligible to vote and attend and vote in a general meeting our shareholders. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by the holder of our outstanding Class B ordinary share.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Mr. Abuzzal Abusaeri, Mr. Giang Nguyen Hoang and Mr. John Brebeck are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee operates under a charter, in the form previously filed with the SEC as exhibits to the Company’s Registration Statement on Form S-1, as amended, adopted in connection with the consummation of the IPO, and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Abuzzal Abusaeri, Giang Nguyen Hoang and John Brebeck. Mr. Abusaeri serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Abusaeri qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Abuzzal Abusaeri, Giang Nguyen Hoang and John Brebeck. Mr. Abusaeri serves as chairperson of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors, which consists of Abuzzal Abusaeri, Giang Nguyen Hoang and John Brebeck, each of whom is an independent director under the Nasdaq listing standards. Mr. Abusaeri will serves as chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, officers and directors are now, and may in the future, sponsor or participate in the formation of, or become an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, because our management and director team has experience in identifying and executing multiple acquisition opportunities simultaneously. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 12 months after the closing of the initial public offering (or October 17, 2023, if we extend the period of time to consummate a business combination). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares and warrants and rights will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants will not be transferable, assignable or salable by our sponsor. Since our sponsor and officers and directors may directly or indirectly own ordinary shares, warrants and rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the offering in favor of our initial business combination, to the extent permitted by law.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Claudius Tsang	A Paradigm Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Director
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	JVSakk Asset Management Limited	Finance	Partner
	JVSPAC Acquisition Corp.	SPAC	Chief Investment Officer
	A SPAC II Acquisition Corp.	SPAC	Chief Financial Officer
	A SPAC (HK) Acquisition Corp Unity Group Holdings International Limited.	SPAC Investment	Chief Executive Officer, Executive Director Non-executive director
Abuzzal Abusaeri	Global Mediacom	Media and entertainment	Head of Corporate Finance
	Fairways Capital	Investment	VP Corporate Finance & Strategy
	Bank Danamon	Financial Services	Sr AVP Strategic Planning
	Bank Lippo	Financial Services	AVP
	McKinsey & Co	Management Consulting	Research Analyst
	DBS Vickers	Equity Brokerage	Research Analyst
Giang Nguyen Hoang	DNSE Securities Joint Stock Company	Securities trading	Chairman
	Encapital Financial Technology Joint Stock Company	Fintech software	Founder Chairman & CEO
	Encapital Holdings Joint Stock Company	Investment	Founder, Chairman & CEO
	Eagle Partner Advisory Joint Stock Company	Investment advisory	CEO
	Southern Gas Trading Joint Stock Company	Gas trading	Member of BOD
	TNG Investment and Trading Joint Stock Company	Textile	Member of BOD
	Enpay Payment Joint Stock Company	Payment Medetiary	Chairman
John Brebeck	Glass House Brands	Consumer Packaged Goods	Vice President, Shareholder
	Hydroionic Technologies	Metal Reycling	Shareholder
	Northwest Biotherapeutics (NWBO)	Biotechnology	Shareholder

	Gogolook	Application Software	Shareholder
	eCloud Valley (6689.TW)	Cloud Services Provider	Shareholder
	Grassdoor	Delivery Service	Shareholder
	Bayshore Hospitality	Hospitality	Shareholder
	Healthy Pecan Farms	Pecan grower	Shareholder
	Polarean Imaging PLC (POLX.L)	Medical Imaging	Shareholder
	Remotek (3391.TW)	Telecom Power	Shareholder

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Limitation on Liability and Indemnification of Officers and Directors

BVI law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any provision providing indemnification may be held by the BVI courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Under our memorandum and articles of association, we indemnify against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings for any person who:

●	is or was a party or is threatened to be made a party to any threatened, pending or completed proceedings, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was our director; or

●	is or was, at our request, serving as a director or officer of, or in any other capacity is or was acting for, another body corporate or a partnership, joint venture, trust or other enterprise.

These indemnities only apply if the person acted honestly and in good faith with a view to our best interests and, in the case of criminal proceedings, the person had no reasonable cause to believe that his conduct was unlawful.

This standard of conduct is generally the same as permitted under the Delaware General Corporation Law for a Delaware corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us under the foregoing provisions, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 1, 2023 the number of Class A ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of March 1, 2023, we had 5,421,695 ordinary shares issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Ordinary shares which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Claudius Tsang(3)	1,725,000	31.8%
Abuzzal Abusaeri	—	—
Giang Nguyen Hoang	—	—
John Brebeck
All executive officers and directors as a group (4 individuals)	1,725,000	31.8%

A SPAC (Holdings) Acquisition Corp.	1,725,000	31.8%
Shaolin Capital Management LLC (4)	400,033	7.4%
Polar Asset Management Partners Inc. (5)	655,600	12.0%
Glazer Capital, LLC(6)	649,925	12.0%
MMCAP International Inc. SPC(7)	500,000	9.2%
Karpus Investment Management(8)	497,850	9.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Level 39, Marina Bay Financial Centre, Tower 2, 10 Marina Boulevard, Singapore 018983.

(2)	Excludes shares issuable pursuant to warrants and rights issued in connection with the IPO, as such warrants and rights are not exercisable or convertible, as the case may be, until after the consummation of the Company’s initial business combination.
(3)	Consists of shares owned by A SPAC (Holdings) Acquisition Corp., over which Mr. Claudius Tsang has voting and dispositive power. A SPAC (Holdings) Acquisition Corp. also owns one Class B ordinary share.
(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.
(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.
(7)	Based on a Schedule 13G jointly filed by MMCAP International Inc. SPC and MM Asset Management Inc. The addresses for the reporting persons are c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON M5J 2S1 Canada, respectively.
(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

Transfers of Founder Shares and Private Warrants

The founder shares, and private warrants, and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement warrants at any time, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) by virtue of the laws of the British Virgin Islands or our sponsor’s operating agreement upon dissolution of our sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions).

Registration Rights

The holders of the founder shares, private warrants, shares being issued to the underwriters of the initial public offering, and warrants that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, on the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement warrants, including the component securities therein, 30 days after the completion of our initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the initial public offering will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. On March 1, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 270,000 Private Warrants to the sponsor generating gross proceeds of $270,000. Each private placement warrant is identical to the warrants sold in the IPO, except with respect to certain registration rights and transfer restrictions. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants. The warrants will expire worthless if we do not consummate a business combination within the time period specified in our amended and restated memorandum and articles of association.

On January 27, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the ” Second Note”) to A SPAC (Holdings) Acquisition Corp., the Company’s sponsor. Pursuant to the Second Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 payable promptly after the date on which the Company consummates a business combination. In the event that the Company does not consummate a business combination, the Second Note will be terminated. The Second Note is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. The Second Note does not bear interest.

As more fully discussed above, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under British Virgin Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the initial holders, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants, and warrants that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable), which is described under the heading “Registration Rights.”

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The code of ethics is filed as an exhibit to the registration statement of which our IPO prospectus is a part.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor for working capital purposes;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender;

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

Item 14. Principal Accountant Fees and Services.

On March 10, 2022, the Company dismissed Bernstein & Pinchuk LLP as its independent registered public accounting firm and engaged Marcum Bernstein & Pinchuk LLP as its independent registered public accounting firm. Marcum Bernstein & Pinchuk LLP changed its name to Marcum Asia CPAs LLP (“Marcum Asia”) on September 7, 2022. The engagement of Marcum Asia was approved by the Audit Committee of the Company’s Board of Directors. During the period from March 10, 2022 through December 31, 2022, Marcum Asia has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bernstein & Pinchuk LLP in connection with regulatory filings. The aggregate fees billed by Bernstein & Pinchuk LLP totaled $65,790 for the period from April 29, 2021 (inception) through December 31, 2021 and $26,135 from January 1, 2022 through March 10, 2022. The aggregate fees billed by Marcum Asia since its engagement on March 10, 2022 totaled $108,150 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the period from April 29, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay Bernstein & Pinchuk LLP or Marcum Asia any audit-related fees.

Tax Fees. We did not pay Bernstein & Pinchuk LLP or Marcum Asia for tax compliance, tax planning and tax advice for the period from April 29, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

All Other Fees. We did not pay Bernstein & Pinchuk LLP or Marcum Asia for any other fees for the period from April 29, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

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

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 14, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

2.1	Merger Agreement, dated as of February 15, 2023, by and among A SPAC I Acquisition Corp., NewGenIvf Limited, certain shareholders of NewGenIvf Limited, A SPAC I Mini Acquisition Corp., and A SPAC I Mini Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

3.1	Amended and Restated Memorandum and Articles of Association of A SPAC I Acquisition Corp, amended and restated on February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.5	Rights Agreement, dated February 14, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

4.6	Warrant Agreement, dated February 14, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

4.7*	Description of Securities

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.2	Investment Management Trust Account Agreement, dated February 14, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.3	Registration Rights Agreement, dated February 14, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.4	Warrant Subscription Agreement, dated February 14, 2022, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.5	Stock Escrow Agreement, dated February 14, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.6	Indemnity Agreement, dated February 14, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.7	Securities Subscription Agreement, dated June 4, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

10.8	Securities Subscription Agreement, dated July 19, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

10.9	Promissory Note, dated January 27, 2023, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2023)

10.10	Voting and Support Agreement, dated as of February 15, 2023, by and among A SPAC I Acquisition Corp., A SPAC I Mini Acquisition Corp., NewGenIvf Limited, and certain shareholders of NewGenIvf Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

10.11	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

10.12	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

21*	List of Subsidiaries

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.4	Press Release dated February 16, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC I ACQUISITION CORP.

Dated: March 3, 2023	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudius Tsang	Chief Executive Officer and Chief	March 3, 2023
Claudius Tsang	Financial Officer
(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Abuzzal Abusaeri	Director	March 3, 2023
Abuzzal Abusaeri

/s/ John Brebeck	Director	March 3, 2023
John Brebeck

/s/ Giang Nguyen Hoang	Director	March 3, 2023
Giang Nguyen Hoang

A SPAC I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of A SPAC I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of A SPAC I Acquisition Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, change in shareholders’ equity and cash flows for year ended December 31, 2022, and for the period from April 29, 2021 (Inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from April 29, 2021 (Inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the company’s liquidation date is less than one year from the date of the financial statements is issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York, NY

March 3, 2023

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

A SPAC I ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$54,719	$—
Deferred offering costs	—	276,857
Prepaid expenses	37,012	—
Total current assets	91,731	276,857

Investments held in Trust Account	70,694,702	—
Total Assets	$70,786,433	$276,857

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Current liabilities:
Accrued expenses	$50,000	$36,059
Promissory note – related party	—	218,048
Total current liabilities	50,000	254,107

Deferred underwriting fee payable	2,415,000	—
Total Liabilities	2,465,000	254,107

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 6,900,000 shares at accretion carrying value with redemption value of $10.10 per share	67,337,060	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of December 31, 2022; 1,725,000 shares issued and outstanding at December 31, 2021(1)	—	—

Class B ordinary shares, no par value; 100 shares authorized; one share issued and outstanding	—	—
Additional paid-in capital	485,973	25,000
Retained earnings (Accumulated deficit)	498,400	(2,250)
Total Shareholders’ Equity	984,373	22,750
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity	$70,786,433	$276,857

(1)	Shares have been retroactively restated to reflect a share repurchase and subscription. On June 7, 2021, the Company issued 2,875,000 Class B ordinary shares to the sponsor. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (See Note 4).

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from April 29, 2021 (inception) through December 31,
	2022	2021

General and administrative expenses	$504,907	$2,250
Loss from operations	(504,907)	(2,250)
Other income:
Interest income	1,005,557	—
Income (loss) before income taxes	500,650	(2,250)
Income taxes provision	—	—
Net income (loss)	$500,650	$(2,250)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,963,014	—
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	0.47	—
Basic and diluted weighted average shares outstanding, ordinary shares attributable to A SPAC I Acquisition Corp.	1,784,630	1,500,000	1 2
Basic and diluted net loss per share, ordinary shares attributable to A SPAC I Acquisition Corp.	$(1.28)	$(0.00)

(1)	This number excludes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter.

(2)	Shares have been retroactively restated to reflect a share repurchase and subscription. On June 7, 2021, the Company issued 2,875,000 Class B ordinary shares to the sponsor. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (See Note 4).

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended December 31, 2022

	Ordinary Shares
	Class A		Class B			(Accumulated
	Shares	Amount	Shares	Amount	Additional paid-in capital	deficit) Retained earning	Total Shareholders’ equity
Balance, December 31, 2021	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	—		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,967)	—	(551,967)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(10,422,122)	—	(10,422,122)

Net income (loss)	—	—	—	—	—	500,650	500,650

Balance – December 31, 2022	1,794,000	$—	1	$—	$485,973	$498,400	$984,373

For the period from April 29, 2021 (inception) through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – April 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor(1) (2)	1,725,000	—	1	—	25,000	—	25,000
Net loss	—	—	—	—	—	(2,250)	(2,250)
Balance – December 31, 2021	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

(1)	This number excludes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter.

(2)	Shares have been retroactively restated to reflect a share repurchase and subscription. On June 7, 2021, the Company issued 2,875,000 Class B ordinary shares to the sponsor. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (See Note 4).

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from April 29, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$500,650	$(2,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(1,004,702)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(37,013)	—
General and administrative expenses paid by related party	—	2,250
Accounts payable and accrued expenses	13,942	—
Net cash used in operating activities	(527,123)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,690,000)	—
Net cash used in investing activities	(69,690,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000	—
Proceeds from sale of private placement warrants	3,145,000	—
Payment of underwriters’ commissions	(1,380,000)	—
Payment of offering costs	(275,110)	—
Proceeds from issuance of promissory note to related party	277,726	—
Payment of related party advances	(95,774)	—
Payment of promissory note - related party	(400,000)	—
Net cash provided by financing activities	70,271,842	—

Net change in cash	54,719	—

Cash, beginning of the period	—	—
Cash, end of the period	$54,719	$—
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$2,415,000	$—
Initial measurement of ordinary shares subject to possible redemption	$56,914,938	$—
Accretion of carrying value to redemption value	$10,422,122	$—

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activities for the period from April 29, 2021 (inception) through December 31, 2022, were related to the Company’s formation and the initial public offering (“IPO”) described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO on February 17, 2022, $60,600,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and a portion of the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

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

If the Company is unable to complete a Business Combination within 12 months from the closing of the IPO (or October 17, 2023, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholder have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

Going Concern Consideration

As of December 31, 2022, the Company had cash of $54,719 and a working capital of $9,721.

As a result of the Company’s deposit of $90,000 to the Trust Account on February 14, 2022, the Company extended the time to complete the Business Combination by one month, or March 17, 2023, to consummate a Business Combination (unless further extended pursuant to the Company’s amended and restated memorandum and articles of association). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt prior to or in connection with such Business Combination If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period (by March 17, 2023 unless further extended pursuant to the Company’s amended and restated memorandum and articles of association), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 15, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 4, 2022. The results for the year ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $54,719 and $0 in cash as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents for both periods.

Cash and Investments Held in Trust Account

As of December 31, 2022, $70,694,702 were held in cash and investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

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

In March 2022, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements and determined that a change in accounting method for redeemable shares is necessary. Subsequently in March 2022, the Company changed its accounting method to accrete the changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument. The Company complies with accounting and disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” which requires that an entity may voluntarily change an accounting principle only if it justifies the use of an allowable alternative accounting principle on the basis that it is preferable and meets criteria such as authoritative support, rationality and industry practice. The Company believes that the change in accounting principle is preferable as it meets all three criteria. First, the accretion method is one of the two accounting methods supported by ASC 480-10-S99. Second, justification for the change is rational in terms of presenting financial position and results of operations. When evaluating a change in accounting methods, the Company considered several factors such as: 1) conformity with broad concept of accounting (i.e., more accurate reflection of permanent and temporary equity) and 2) suitability in light of business circumstances, plans and policies (i.e., compliance with Nasdaq listing requirements and the Company’s amended and restated memorandum and articles of association). Finally, the accretion method is adopted by other similarly situated SPACs (i.e., smaller sized SPACs listed on The Nasdaq Capital Market).

ASC 250-10-50-1 through 250-10-50-3 require that a change in accounting principle made in an interim period be reported by retrospective application, both to the prior years, as well as to the interim periods within the fiscal year that the accounting change was adopted. The Company does not qualify for the restatement of financial statements since it initially elected an allowable accounting method (full redemption) for the accounting of redeemable shares in the Form 8-K Audited Balance Sheet as of February 17, 2022 which was filed on March 4, 2022; as such, there is no error to be restated on. On April 5, 2022, the Company filed Form 8-K Pro Forma Balance Sheet as of February 17, 2022 reflecting the change in accounting method. In addition, the change of accounting principle does not have any impact on the previously issued financial statements.

The Company has adopted the accretion method starting its first quarter ending March 31, 2022 and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. The change to the accretion method does not have any impact on the Company’s Statements of Operations or Cash Flows.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the year ended December 31, 2022		For the period from April 7, 2021 (Inception) through December 31, 2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(7,636,111)	$(2,285,360)	$—	$(2,250)
Accretion of ordinary shares subject to possible redemption to redemption value	10,422,122	—	—	—
Allocation of net income (loss)	2,786,011	(2,285,360)	—	(2,250)

Denominator:
Basic and diluted weighted average shares outstanding	5,963,014	1,784,630	—	1,500,000
Basic and diluted net income (loss) per ordinary share	$0.476	$(1.28)	$—	$(0.00)

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on February 17, 2022 and the full exercise of the over-allotment option on February 25, 2022, the Company sold 6,900,000 Units at a price of $10.00 per Unit. Each Unit and consists of one Class A Ordinary Share, three-fourths (3/4) of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the year ended December 31, 2022 and for the period from April 7, 2021 (inception) through December 31, 2021, the Company recorded $10,422,122 and $Nil accretion of carrying value to redemption value, respectively.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

Note 4 – Related Party Transactions

Founder Shares

On April 29, 2021, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, with no par value (“Class B ordinary shares”) for an aggregate price of $25,000. Founder Shares have been retroactively restated to reflect a share repurchase and subscription agreement pursuant to which on July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled at an aggregate repurchase price of $25,000 or approximately $0.01 per share, resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on January 14, 2022, the Company canceled 575,000 of such founder shares, resulting in 1,725,000 founder shares remaining outstanding. The Class B ordinary share will automatically be canceled at the time of the initial Business Combination.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Notes - Related Party

On September 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the IPO. The Note was fully repaid on April 26, 2022. As of December 31, 2022, there was no amount outstanding under the Note.

On January 27, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “Second Note”) to the Sponsor. Pursuant to the Second Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 payable promptly after the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the Second Note will be terminated. The Second Note is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. The Second Note does not bear interest.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrant would be identical to the Private Warrants. As of December 31, 2022, there were no Working Capital Loans outstanding.

Note 5 – Private Placement Warrants

Simultaneously with the closing of the IPO and the over-allotment, the Sponsor purchased an aggregate of 3,145,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $3,145,000. The Private Warrants are identical to the Public Warrants sold in the IPO, except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants and all underlying securities will expire worthless.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

Note 6 – Commitments & Contingencies

Registration & Shareholder Rights

The holders of the Founder Shares, the Private Warrants, and any warrants that may be issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Representative’s Ordinary Shares

The Company issued to Chardan and/or its designees, an aggregate of 69,000 Class A ordinary shares “Representative Shares” at the closing of the IPO and over-allotment. The Representative Shares are identical to the public shares except that Chardan Capital Markets, LLC has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Chardan Capital Markets, LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of December 31, 2022, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 6,900,000 Class A ordinary shares subject to possible redemption. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to exercise their over-allotment option in full on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On December 31, 2022, one share Class B ordinary was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of December 31, 2022, there were 7,891,453 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary shares equals or exceeds $16.50

Once the Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Warrants):

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

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

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants (i) they will not be redeemable by the Company, (ii) they may be transferred, assigned or sold by the Sponsor to the Permitted Transferees and (iii) they may be exercised by the holders on a cashless basis.

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$70,694,702	$70,694,702	—	—

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

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, as further disclosed in the footnotes and except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

On January 27, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “Second Note”) to A SPAC (Holdings) Acquisition Corp., the Company’s sponsor. Pursuant to the Second Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 payable promptly after the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the Second Note will be terminated. The Second Note is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. The Second Note does not bear interest.

On February 13, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. On February 14, 2023, the Company made a deposit of $90,000 (the “Extension Payment”) to the Trust Account and extended the from February 17, 2023 to March 17, 2023. Following such redemptions and the deposit of the Extension Payment, the amount of funds remaining in the Trust Account was approximately $37.3 million.

On February 15, 2023, the Company entered into a merger agreement (the “Merger Agreement”) with NewGenIvf Limited, a Cayman Islands exempted company (“NewGen”), certain shareholders of NewGen (the “Principal Shareholders”), A SPAC I Mini Acquisition Corp., a British Virgin Islands business company (the “Purchaser”), and A SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), pursuant to which, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and (ii) Merger Sub will merge with and into NewGen and NewGen will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “NewGen Business Combination”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of NewGen is $50,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares of the Purchaser at a price of $10.00 per share.

Concurrently with the execution of the Merger Agreement, the Company, the Purchaser, NewGen and certain shareholders of NewGen (the “Supporting Shareholders”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholders have agreed, among other things, to vote in favor of the NewGen Business Combination, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company, the Purchaser or the Company for consummation of the NewGen Business Combination and the other transactions contemplated by the Merger Agreement.