Form 10-Q
period 2023-03-31
ASPAC I Acquisition Corp.
filed 2023-05-11
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-41285

A SPAC I ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	n/a
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Level 39, Marina Bay Financial Centre
Tower 2
10 Marina Boulevard
Singapore 018983

(Address of Principal Executive Offices) (Zip Code)

(65) 6818 5796

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each Unit consisting of one Class A ordinary share, no par value, three-fourths (3/4) of one redeemable Warrant and one Right to receive one-tenth (1/10) of one Class A ordinary share	ASCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	ASCA	The Nasdaq Stock Market LLC
Warrants, each whole Warrant exercisable for one Class A ordinary share	ASCAW	The Nasdaq Stock Market LLC
Rights, each Right to receive one-tenth (1/10) of one Class A ordinary share	ASCAR	The Nasdaq Stock Market LLC

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

As of May 10, 2023, 5,421,695 Class A ordinary shares and 1 Class B ordinary share were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2023 and the Company’s final prospectus for its initial public offering filed with the SEC on February 15, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

A SPAC I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash	$3,433	$54,719
Prepaid expenses	146,319	37,012
Investments held in Trust Account	37,758,648	70,694,702
Total current assets	37,908,400	70,786,433
Total Assets	$37,908,400	$70,786,433

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued offering expenses	$282,477	$50,000
Promissory note – related party	515,000	—
Deferred underwriting fee payable	2,415,000	2,415,000
Total current liabilities	3,212,477	2,465,000
Total Liabilities	3,212,477	2,465,000

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 3,627,695 shares at accretion carrying value of $10.41 per share at March 31, 2023, and 6,900,000 shares with redemption value of $10.10 per share at December 31, 2022	37,758,648	67,337,060

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 3,627,695 shares and 6,900,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	—	—

Class B ordinary shares, no par value; 100 shares authorized; one share issued and outstanding	—	—
Additional paid-in capital	—	485,973
Retained earnings (Accumulated deficit)	(3,062,725)	498,400
Total Shareholders’ Equity (Deficit)	(3,062,725)	984,373
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity (Deficit)	$37,908,400	$70,786,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$510,548	$160,030
Loss from operations	(510,548)	(160,030)
Other income:
Interest income	562,667	6,531
Income (loss) before income taxes	52,119	(153,499)
Income taxes provision	—	—
Net income (loss)	$52,119	$(153,499)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,227,489	3,100,000
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.21	$0.08
Basic and diluted weighted average shares outstanding, ordinary shares attributable to A SPAC I Acquisition Corp.	1,794,000	1,756,000
Basic and diluted net loss per share, ordinary shares attributable to A SPAC I Acquisition Corp.	$(0.58)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional	Retained Earnings/	Total
	Class A		Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit)	equity
Balance – Balance, December 31, 2022	1,794,000	$—	1	$—	$485,973	$498,400	$984,373

Additional amount deposited into Trust Account	—	—	—	—	(180,000)	—	(180,000)
Accretion of ordinary shares to redemption value					(305,973)	(3,613,244)	(3,919,217)
Net Income	—	—	—	—	—	52,119	52,119

Balance – March 31, 2023	1,794,000	$—	1	$—	$—	$(3,062,725)	$(3,062,725)

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2021(1) (2)	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	(1)		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,966)	—	(551,966)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(963,990)	—	(963,990)

Net loss	—	—	—	—	—	(153,499)	(153,499)

Balance – March 31, 2022	1,794,000	$—	1	$—	$9,944,106	$(155,749)	$9,788,357

(1)	This number excludes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter.
(2)	Shares have been retroactively restated to reflect a share repurchase and subscription. On June 7, 2021, the Company issued 2,875,000 Class B ordinary shares to the sponsor. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$52,119	$(153,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(561,575)	(6,531)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(109,307)	(248,412)
Accounts payable and accrued expenses	232,477	56,904
Net cash used in operating activities	(386,286)	(351,538)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(180,000)	—
Purchase of investment held in Trust Account	—	(69,690,000)
Net cash used in investing activities	(180,000)	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement warrants	—	3,145,000
Payment of underwriters’ commissions	—	(1,380,000)
Payment of offering costs	—	(275,110
Proceeds from issuance of promissory note to related party	515,000	277,726
Net cash provided by financing activities	515,000	70,767,616

Net change in cash	(51,286)	726,078

Cash, beginning of the period	54,719	—
Cash, end of the period	$3,433	$726,078
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$—	$2,415,000
Initial measurement of ordinary shares subject to possible redemption	$—	$56,914,938
Accretion of carrying value to redemption value	$4,099,217	$963,990
Distribution to public shareholder redemptions	$33,677,630	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Note 1 – Description of Organization and Business Operation

A SPAC I Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on April 29, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activities for the period from April 29, 2021 (inception) through March 31, 2023, were related to the Company’s formation and the initial public offering (“IPO”) described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on February 14, 2022. On February 17, 2022, the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Units’), generating gross proceeds of $60,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with A SPAC (Holdings) Acquisition Corp. (the “Sponsor”) of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000.

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

The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the IPO price to cover over-allotments (the “Over-Allotment Option Units”), if any. Subsequently, on February 25, 2022, the over-allotment option was exercised in full. The closing of the Over-Allotment Option Units occurred on March 1, 2022 simultaneously with the consummation of the private sale of an additional 270,000 Private Warrants to the Sponsor generating gross proceeds of $270,000. A total of $9,090,000, comprised of the net proceeds from the sale of the Over-Allotment Option Units and the additional Private Warrants, was placed in the Trust Account.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Charter”). Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company’s sponsor, officers and directors (the “Initial Shareholder”) have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by May 17, 2023 (or October 17, 2023, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On February 13, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a Business Combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. On February 14, 2023, the Company made a deposit of $90,000 to the Trust Account and extended the time to complete a Business Combination from February 17, 2023 to March 17, 2023.

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

Concurrently with the execution of the Merger Agreement, the Company, the Purchaser, NewGen and certain shareholders of NewGen (the “Supporting Shareholders”) entered into a voting and support agreement pursuant to which such Supporting Shareholders have agreed, among other things, to vote in favor of the NewGen Business Combination, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company, the Purchaser or the Company for consummation of the NewGen Business Combination and the other transactions contemplated by the Merger Agreement. See the Current Report on Form 8-K filed by the Company with the SEC on February 16, 2023 for additional information.

 On January 27, 2023 and March 13, 2023, the Company issued two unsecured promissory notes in the aggregate principal amount of up to $500,000 (the “Promissory Notes”) per note to the Sponsor payable promptly after the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Notes will be terminated. Both Promissory Notes are convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The Promissory Notes are non-interest bearing. The proceeds of the Promissory Notes will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial Business Combination, and for working capital purposes.

On March 15, 2023, the Company made a deposit of $90,000 to the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from March 17, 2023 to April 17, 2023.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Going Concern Consideration

As of March 31, 2023, the Company had cash of $3,433 and a working capital deficit of $647,725 (excluding investments held in Trust Account and deferred underwriting fee payable).

As a result of the Company’s three deposits of $90,000 per deposit to the Trust Account on February 14, 2023, March 15, 2023, and April 11, 2023, the Company extended the time to complete the Business Combination by three months, or May 17, 2023, to consummate a Business Combination (unless further extended pursuant to the Company’s amended and restated memorandum and articles of association). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 4). In addition, if the Company is unable to complete a Business Combination within the Combination Period (by May 17, 2023 unless further extended pursuant to the Company’s amended and restated memorandum and articles of association), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,433 and $54,719 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents for both periods.

Cash and Investments Held in Trust Account

As of March 31, 2023, $37,908,400 were held in cash and investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,013,058)	$(1,034,039)	$(713,389)	$(404,100)
Accretion of ordinary shares subject to possible redemption to redemption value	4,099,217	—	963,990	—
Allocation of net income (loss)	3,703,035	(1,034,039)	250,601	(404,100)

Denominator:
Basic and diluted weighted average shares outstanding	5,227,489	1,794,000	3,100,000	1,756,000
Basic and diluted net income (loss) per ordinary share	$0.21	$(0.58)	$0.08	$(0.23)

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 – Initial Public Offering

Pursuant to the IPO on February 17, 2022 and the full exercise of the over-allotment option on February 25, 2022, the Company sold 6,900,000 Units at a price of $10.00 per Unit. Each Unit consisted of one Class A Ordinary Share, three-fourths (3/4) of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

All of the 6,900,000 Public Shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded $14,341,341 and $963,990 accretion of carrying value to redemption value, respectively.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

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

Promissory Notes - Related Party

On September 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the completion of the IPO. The Note was fully repaid on April 26, 2022. As of March 31, 2023, there was no amount outstanding under the Note.

On January 27, 2023 and March 13, 2023, the Company issued two unsecured Promissory Notes in the aggregate amount up to $500,000 per note to the Sponsor payable promptly after the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Notes will be terminated. Both Promissory Notes are non-interest bearing and convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant at the option of the Sponsor. As of March 31, 2023, a total balance of $515,000 was outstanding under the Promissory Notes.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of March 31, 2023, there were no Working Capital Loans outstanding.

Note 5 – Private Placement Warrants

Simultaneously with the closing of the IPO and the over-allotment, the Sponsor purchased an aggregate of 3,145,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $3,145,000. The Private Warrants are identical to the Public Warrants sold in the IPO, except that the Private Warrants (i)  will not be redeemable by the Company, (ii)  may be transferred, assigned or sold by the Sponsor to the Permitted Transferees and (iii)  may be exercised by the holders on a cashless basis. The proceeds from the Private Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Warrants and all underlying securities will expire worthless.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Note 6 – Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, the Private Warrants, and any warrants that may be issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriters in the IPO may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters in the IPO a 45-day option from the date of the prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On February 25, 2022, the underwriter exercised its over-allotment option to purchase 900,000 Units, generating gross proceeds to the Company of $9,000,000.

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

Representative’s Ordinary Shares

The Company issued to Chardan and/or its designees, an aggregate of 69,000 Class A ordinary shares “Representative Shares” at the closing of the IPO and over-allotment. The Representative Shares are identical to the public shares except that Chardan has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Chardan has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of March 31, 2023, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 6,900,000 Class A ordinary shares subject to possible redemption. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to exercise their over-allotment option in full on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On March 31, 2023, one share Class B ordinary was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of March 31, 2023, there were 7,891,453 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary shares equals or exceeds $16.50

Once the Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

●

if, and only if, the last reported sale price (the “closing price”) of our ordinary shares equals or exceeds $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

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

In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $16.50 share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants (i)  will not be redeemable by the Company, (ii)  may be transferred, assigned or sold by the Sponsor to the Permitted Transferees and (iii)  may be exercised by the holders on a cashless basis.

Rights—Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Charter with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$37,758,648	$37,758,648	—	—

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

On April 11, 2023, the Company made a deposit of $90,000 to the Trust Account and extended the time to complete a Business Combination from April 17, 2023 to May 17, 2023.

On May 8, 2023, the Company drew down $250,000 under the Promissory Note issued on March 13, 2023 for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ASCA,” “our,” “us” or “we” refer to A SPAC I Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement of the private warrants, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On January 27, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “Note A”) to A SPAC (Holdings) Acquisition Corp. (the “Sponsor”). Pursuant to the Note A, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 payable promptly after the date on which the Company consummates a business combination. In the event that the Company does not consummate a business combination, the Note A will be terminated. The Note A is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. The Note A does not bear interest. The proceeds of the Note A will be used by the Company for working capital purposes.

On February 13, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. On February 14, 2023, the Company made a deposit of $90,000 to the trust account established in connection with the Company’s initial public offering (the “Trust Account”) and extended the date the Company has to consummate an initial business combination from February 17, 2023 to March 17, 2023.

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

Concurrently with the execution of the Merger Agreement, the Company, the Purchaser, NewGen and certain shareholders of NewGen (the “Supporting Shareholders”) entered into a voting and support agreement pursuant to which such Supporting Shareholders agreed, among other things, to vote in favor of the NewGen Business Combination, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Purchaser or the Company for consummation of the NewGen Business Combination and the other transactions contemplated by the Merger Agreement.

See the Current Report on For 8-K filed by the Company with the SEC on February 16, 2023 for additional information.

On March 13, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of up to $500,000 (the “Note B”) to the Sponsor. Pursuant to the Note B, the Sponsor agreed to loan to the Company an aggregate amount of up to $500,000 payable promptly after the date on which the Company consummates a business combination. In the event that the Company does not consummate a business combination, the Note B will be terminated. The Note B is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The Note B does not bear interest. The proceeds of the Note B will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

On March 15, 2023, the Company made a deposit of $90,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from March 17, 2023 to April 17, 2023.

On April 11, 2023, the Company made a deposit of $90,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from April 17, 2023 to May 17, 2023.

On May 8, 2023, the Company drew down $250,000 under the Promissory Note issued on March 13, 2023 for working capital purposes.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO, and, since our IPO on February 17, 2022, searching for a target business with which to complete our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had a net income of $52,119, which consisted of general and administrative expenses amounting to $510,548, offset by the interest income of $562,667. For the three months ended March 31, 2022, we had a net loss of $153,499 which consisted of general and administrative expenses of $160,030, partially offset by the interest income of $6,531.

Liquidity and Capital Resources

On February 17, 2022, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consisted of one Class A ordinary share (the “Ordinary Share”), three-fourths (3/4) of one redeemable warrant (the “Warrant”), and one right (the “Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

On February 17, 2022, simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with A SPAC (Holdings) Acquisition Corp., the Company’s sponsor, of 2,875,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,875,000. The Private Warrants are identical to the public warrants sold in the IPO, except that (i) they may be exercised by the holders for cash or on a cashless basis and (iii) they will not be redeemable by the Company.

As of February 17, 2022, a total of $60,600,000 ($10.10 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account established for the benefit of the Company’s public shareholders. An audited balance sheet as of February 17, 2022 reflecting receipt of the proceeds upon consummation of the IPO and the sale of the Private Warrants was issued by the Company and filed as an exhibit to a Current Report on Form 8-K dated April 5, 2022.

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

On March 1, 2022, an additional $9,090,000 ($10.10 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units and the additional Private Warrants were placed in the Trust Account, resulting in a total of $69,690,000 held in the Trust Account.

Following the IPO (including the Over-Allotment Option Units) and the sale of the Private Warrants on February 17, 2022 and March 1, 2022, a total of $69,690,000 was placed in the Trust Account, and we had $1,025,000 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. We incurred $4,918,415 in transaction costs, including $1,380,000 of cash underwriting fees, $2,415,000, of deferred underwriting fees, the fair value of the representative shares of $571,448, and $551,967 of other offering costs.

For the three months ended March 31, 2023 and March 31, 2022, cash used in operating activities was $386,286 and $351,538, respectively.

As of March 31, 2023, we had marketable securities held in the Trust Account of $37,758,648 consisting of money market funds which primarily invest in United States government securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete a business combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, the Company had cash of $3,433 and a working capital of $647,725 (excluding investments held in Trust Account and deferred underwriting fee payable). On January 27, 2023 and March 13, 2023, our Sponsor loaned to us $500,000 and $15,000, respectively, pursuant to two Promissory Notes. The loans are non-interest bearing and payable on the completion of the Business Combination.

As a result of the Company’s depositing $90,000 per each deposit to the Trust Account on February 14, 2023, March15, 2023, and April 11, 2023, we extended the time to complete the Business Combination by three months, or May 17, 2023 (unless further extended pursuant to the Company’s amended and restated memorandum and articles of association). It is uncertain that the Company will be able to consummate a business combination by this date. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination by May 17, 2023 (or October 17, 2023 if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Underwriting Agreement

Pursuant to the underwriting agreement entered into on February 14, 2022, the underwriters in the IPO are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO and over-allotment, or $2,415,000. The deferred fee will be payable to the underwriters solely in the event that we complete a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

** Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	** Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	This certification is being furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 10, 2023	A SPAC I ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)