Form 10-Q
period 2023-09-30
ASPAC I Acquisition Corp.
filed 2023-11-14
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 3,726,471 Class A ordinary shares and 1 Class B ordinary share were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

A SPAC I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$38,754	$54,719
Prepaid expenses	49,189	37,012
Investments held in Trust Account	39,253,768	70,694,702
Total current assets	39,341,711	70,786,433
Total Assets	$39,341,711	$70,786,433

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued offering expenses	$598,410	$50,000
Promissory note – related party	889,861	—
Loan – NewGen	530,000	—
Deferred underwriting fee payable	2,415,000	2,415,000
Total current liabilities	4,433,271	2,465,000
Total Liabilities	4,433,271	2,465,000

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 3,627,695 shares at accretion carrying value of $10.82 per share at September 30, 2023, and 6,900,000 shares with redemption value of $10.10 per share at December 31, 2022	39,253,768	67,337,060

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 3,627,695 shares and 6,900,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	—	—

Class B ordinary shares, no par value; 100 shares authorized; one share issued and outstanding	—	—
Additional paid-in capital	—	485,973
Retained earnings (Accumulated deficit)	(4,345,328)	498,400
Total Shareholders’ Equity (Deficit)	(4,345,328)	984,373
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity (Deficit)	$39,341,711	$70,786,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$377,717	$106,551	$1,255,262	$389,269
Loss from operations	(377,717)	(106,551)	(1,255,262)	(389,269)
Other income:
Interest income	504,738	314,874	1,519,900	415,557
Income before income taxes	127,021	208,323	264,638	26,288
Income taxes provision	—	—	—	—
Net income	$127,021	$208,323	$264,638	$26,288

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,627,695	6,900,000	4,155,099	5,647,253
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.09	0.12	0.45	0.30
Basic and diluted weighted average shares outstanding, ordinary shares attributable to A SPAC I Acquisition Corp.	1,794,000	1,794,000	1,794,000	1,781,473
Basic and diluted net loss per share, ordinary shares attributable to A SPAC I Acquisition Corp.	$(0.12)	$(0.33)	$(0.90)	$(0.95)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Nine Months September 30, 2023

	Ordinary Shares				Additional	Retained Earnings/	Total Shareholders’
	Class A		Class B		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – Balance, December 31, 2022	1,794,000	$—	1	$—	$485,973	$498,400	$984,373

Additional amount deposited into Trust Account	—	—	—	—	(180,000)	—	(180,000)
Accretion of ordinary shares to redemption value	—	—	—	—	(305,973)	(3,613,244)	(3,919,217)
Net income	—	—	—	—	—	52,119	52,119

Balance – March 31, 2023	1,794,000	$—	1	$—	$—	$(3,062,725)	$(3,062,725)
Additional amount deposited into Trust Account	—	—	—	—	—	(270,000)	(270,000)
Accretion of ordinary shares to redemption value	—	—	—	—	—	(451,880)	(451,880)
Net income	—	—	—	—	—	85,497	85,497

Balance – June 30, 2023	1,794,000	$—	1	$—	$—	$(3,699,108)	$(3,699,108)

Additional amount deposited into Trust Account	—	—	—	—	—	(270,000)	(270,000)
Accretion of ordinary shares to redemption value	—	—	—	—	—	(503,241)	(503,241)
Net income	—	—	—	—	—	127,021	127,021
Balance – September 30, 2023	1,794,000	$—	1	$—	$—	$(4,345,328)	$(4,345,328)

For the nine months ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021(1) (2)	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	(1)		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,966)	—	(551,966)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(963,990)	—	(963,990)

Net loss	—	—	—	—	—	(153,499)	(153,499)

Balance – March 31, 2022	1,794,000	$—	—	$—	$9,944,106	$(155,749)	$9,788,357
Accretion of ordinary shares to redemption value	—	—	—	—	(2,996,541)	—	(2,996,541)
Net loss	—	—	—	—	—	(28,536)	(28,536)
Balance – June 30, 2022	1,794,000	$—	—	$—	$6,947,565	$(184,285)	$6,763,280
Accretion of ordinary shares to redemption value	—	—	—	—	(3,118,909)	—	(3,118,909)
Net income	—	—	—	—	—	208,323	208,323
Balance – September 30, 2022	1,794,000	$—	—	$—	$3,828,656	$24,038	$3,852,694

(1)	This number excludes an aggregate of up to 225,000 Class A ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter.

(2)	Shares have been retroactively restated to reflect a share repurchase and subscription. On September 7, 2021, the Company issued 2,875,000 Class B ordinary shares to the sponsor. On July 19, 2021, 2,874,999 Class B ordinary shares were repurchased and cancelled resulting in one Class B ordinary share in issue after the repurchase. On the same day, the Company issued 2,300,000 Class A ordinary shares to the sponsor. Subsequently, on January 14, 2022, the sponsor surrendered for no consideration and the Company canceled 575,000 of such Class A ordinary shares, resulting in 1,725,000 Class A ordinary shares remaining outstanding (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$264,638	$26,288
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in trust account	(1,516,697)	(415,185)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(12,177)	(119,247)
Accounts payable and accrued expenses	548,410	13,941
Net cash used in operating activities	(715,826)	(494,203)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(720,000)	—
Cash withdrawn from Trust Account to pay public shareholder redemptions	33,677,630	—
Purchase of investment held in Trust Account	—	(69,690,000)
Net cash provided by (used in) investing activities	32,957,630	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement warrants	—	3,145,000
Payment of underwriters’ commissions	—	(1,380,000)
Payment of offering costs	—	(275,110)
Payment of related party advances	—	(95,774)
Payment of promissory note - related party	—	(400,000)
Proceeds from issuance of promissory note to related party	889,861	277,726
Loan from NewGen	530,000	—
Payment of public shareholder redemptions	(33,677,630)	—
Net cash provided by (used in) financing activities	(32,257,769)	70,271,842

Net change in cash	(15,965)	87,639

Cash, beginning of the period	54,719	—
Cash, end of the period	$38,754	$87,639
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$—	$2,415,000
Initial measurement of ordinary shares subject to possible redemption	$—	$56,914,938
Accretion of carrying value to redemption value	$5,594,338	$7,079,440

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

As of September 30, 2023, the Company had not commenced any operations. All activities for the period from April 29, 2021 (inception) through September 30, 2023, were related to the Company’s formation and the initial public offering (“IPO”) described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination by April 17, 2024 if the Company extends the period of time to consummate a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extension Meetings

On February 13, 2023, at its Extraordinary General Meeting (the “First Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s Charter to, among other things, allow the Company to extend the date by which it has to complete a Business Combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the First Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the amended and restated memorandum and articles of association with the British Virgin Islands Registrar of Corporate Affairs.

On October 9, 2023, at its Extraordinary General Meeting (the “Second Extension Meeting”), the Company’s shareholders (i) approved a proposal to amend and restate the Company’s then current Charter to, among other things, allow the Company to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time from October 17, 2023 to April 17, 2024 by deleting the Charter in its entirety and substituting it with a new amended and restated memorandum and articles of association (the “New Charter”) and (ii) approved a proposal to amend and restate the Company’s then current Charter to remove the net tangible asset requirement from the Charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Charter in its entirety and substituting it with the New Charter. In connection with the shareholders’ vote at the Second Extension Meeting, 1,695,224 Class A ordinary shares were tendered for redemption. On October 9, 2023, following the shareholder approval, the Company filed the New Charter with the British Virgin Islands Registrar of Corporate Affairs. On October 11, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from October 17, 2023 to November 17, 2023. On November 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from November 17, 2023 to December 17, 2023.

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

Promissory Notes

On January 27, 2023 and March 13, 2023, the Company issued two unsecured promissory notes in the aggregate principal amount of up to $500,000 (“Promissory Note A” and “Promissory Note B,” respectively and collectively, the “Promissory Notes”) per note to the Sponsor payable promptly after the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Notes will be terminated. Both Promissory Notes are convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The Promissory Notes are non-interest bearing. The proceeds of the Promissory Notes will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial Business Combination, and for working capital purposes. On January 27, 2023, the Company fully drew $500,000 under Promissory Note A. On March 13, 2023, April 11, 2023 and May 8, 2023, the Company drew down $15,000, 125,000 and $250,000, respectively, under Promissory Note B for working capital purposes.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of September 30, 2023, the Company had cash of $38,754 and a working capital deficit of $1,930,327 (excluding investments held in Trust Account and deferred underwriting fee payable). On January 27, 2023 and March 13, 2023, the Sponsor loaned to the Company $500,000 and $389,861, respectively, pursuant to two promissory notes. On June 12, 2023, July 19, 2023 and August 10, 2023, NewGen loaned $140,000, $140,000 and $250,000, respectively, to the Company pursuant to the First Amendment to the Merger Agreement.

The Company has until April 17, 2024 to consummate a Business Combination (assuming the Company deposits $20,000 per month pursuant to the New Charter). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions and the impact of armed conflict in Israel and the Gaza Strip commenced in October 2023,  the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $38,754 and $54,719 in cash as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents for both periods.

Investments Held in Trust Account

As of September 30, 2023, $39,253,768 were held in cash and investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three months ended September 30, 2023		For the three months ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(432,391)	$(213,829)	$(2,309,989)	$(600,597)
Accretion of ordinary shares subject to possible redemption to redemption value	773,241	—	3,118,909	—
Allocation of net income (loss)	340,850	(213,829)	808,920	(600,597)

Denominator:
Basic and diluted weighted average shares outstanding	3,627,695	1,794,000	6,900,000	1,794,000
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.12)	$0.12	$(0.33)

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,722,485)	$(1,607,215)	$(5,361,746)	$(1,691,406)
Accretion of ordinary shares subject to possible redemption to redemption value	5,594,338	—	7,079,440	—
Allocation of net income (loss)	1,871,853	(1,607,215)	1,717,694	(1,691,406)

Denominator:
Basic and diluted weighted average shares outstanding	4,155,099	1,794,000	5,647,253	1,781,473
Basic and diluted net income (loss) per ordinary share	$0.45	$(0.90)	$0.30	$(0.95)

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded $5,594,338 and $7,079,440 accretion of carrying value to redemption value, respectively.

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

Promissory Notes - Related Party

On September 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the completion of the IPO. It was fully repaid on April 26, 2022. As of September 30, 2023, there was no amount outstanding under the Note.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2023, $500,000 and $389,861 were outstanding under Promissory Note A and Promissory Note B, respectively.

On June 12, 2023, the Company issued an unsecured promissory note in the aggregate amount up to $200,000 (the “Promissory Note C”) to the Sponsor payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note C will be terminated. The Promissory Note C is non-interest bearing and convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant at the option of the Sponsor. As of September 30, 2023, no amount was outstanding under Promissory Note C.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of September 30, 2023, there were no Working Capital Loans outstanding.

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of September 30, 2023, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 3,627,695 Class A ordinary shares subject to possible redemption. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to exercise their over-allotment option in full on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023, one Class B ordinary share was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of September 30, 2023, there were 8,294,848 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$39,253,768	$39,253,769	—	—

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

A SPAC I ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – NewGen Loan

On June 12, 2023, the parties to the Merger Agreement entered into a First Amendment to Merger Agreement, pursuant to which NewGen agreed to provide non-interest bearing loans in an aggregate principal amount of up to $560,000 (the “Loan”) to the Company to fund amounts required to further extend the period of time available for the Company to consummate a business combination, and for working capital and payment of professional, administrative and operational expenses, and other purposes as mutually agreed by the Company and NewGen. The Loan will only become repayable upon the closing of the business combination. As of September 30, 2023, $530,000 was outstanding under the Loan.

Note 10 – Subsequent Events

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

On October 9, 2023, at the Second Extension Meeting, the Company’s shareholders (i) approved a proposal to amend and restate the Company’s then current Charter to, among other things, allow the Company to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time from October 17, 2023 to April 17, 2024 by deleting the Charter in its entirety and substituting it with the New Charter and (ii) approved a proposal to amend and restate the Company’s then current Charter to remove the net tangible asset requirement from the Charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Charter in its entirety and substituting it with the New Charter. In connection with the shareholders’ vote at the Second Extension Meeting, 1,695,224 Class A ordinary shares were tendered for redemption. On October 9, 2023, following the shareholder approval, the Company filed the New Charter with the British Virgin Islands Registrar of Corporate Affairs.

On October 11, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from October 17, 2023 to November 17, 2023.

On October 23, 2023, NewGen loaned $30,000 to the Company pursuant to the First Amendment to the Merger Agreement.

On November 6, 2023, the Company drew down $100,000 under Promissory Note B for working capital purposes.

On November 7, 2023, the Company received a letter from Nasdaq, which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Capital Market due to the Company not having maintained a minimum of 300 public holders for continued listing, as required pursuant to Nasdaq Listing Rule 5550(a)(3). See the Current Report on Form 8-K filed by the Company with the SEC on November 9, 2023 for additional information.

On November 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from November 17, 2023 to December 17, 2023.

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

First Extension Meeting

On February 13, 2023, at its Extraordinary General Meeting (the “First Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s memorandum and articles of association (the “Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the First Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the amended and restated memorandum and articles of association with the British Virgin Islands Registrar of Corporate Affairs.

Second Extension Meeting

On October 9, 2023, at its Extraordinary General Meeting (the “Second Extension Meeting”), the Company’s shareholders (i) approved a proposal to amend and restate the Company’s then current Charter to, among other things, allow the Company to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time from October 17, 2023 to April 17, 2024 by deleting the Charter in its entirety and substituting it with a new amended and restated memorandum and articles of association (the “New Charter”) and (ii) approved a proposal to amend and restate the Company’s then current Charter to remove the net tangible asset requirement from the Charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Charter in its entirety and substituting it with the New Charter. In connection with the shareholders’ vote at the Second Extension Meeting, 1,695,224 Class A ordinary shares were tendered for redemption. On October 9, 2023, following the shareholder approval, the Company filed the New Charter with the British Virgin Islands Registrar of Corporate Affairs. On October 11, 2023, the Company made a deposit of $20,000 to the trust account established in connection with the Company’s initial public offering (the “Trust Account”) and extended the date the Company has to consummate an initial business combination from October 17, 2023 to November 17, 2023. On November 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from November 17, 2023 to December 17, 2023.

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

The foregoing descriptions of the Merger Agreement and the First Amendment are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement and the First Amendment, respectively. Copies of the Merger Agreement and the First Amendment are further described in our Current Reports on Form 8-K filed with the SEC on February 16, 2023 and June 13, 2023, respectively, and the terms of which are incorporated by reference herein. See also the Registration Statement on Form F-4 filed by A SPAC I Mini Acquisition Corp. with the SEC on October 27, 2023 for additional information.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO, and, since our IPO on February 17, 2022, searching for a target business with which to complete our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2023, we had net income of $127,021, which consisted of general and administrative expenses amounting to $377,717, offset by the interest income of $504,738. For the nine months ended September 30, 2023, we had net income of $264,638, which consists of general and administrative expenses amounting to $1,255,262, offset by the interest income of $1,519,900.

For the three months ended September 30, 2022, we had a net income of $208,323, which consisted of general and administrative expenses amounting to $106,551, offset by the interest income of $314,874. For the nine months ended September 30, 2022, we had net income of $26,288, which consisted of general and administrative expenses amounting to $389,269, offset by the interest income of $415,557.

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

For the nine months ended September 30, 2023 and September 30, 2022, cash used in operating activities was $715,826 and $494,203, respectively.

As of September 30, 2023, we had marketable securities held in the Trust Account of $39,253,768 consisting of money market funds which primarily invest in United States government securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete a business combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023, the Company had cash of $38,754 and working capital deficit of $1,930,327 (excluding investments held in Trust Account and deferred underwriting fee payable). On January 27, 2023 and March 13, 2023, our Sponsor loaned to us $500,000 and $389,861, respectively, pursuant to two promissory notes. The loans are non-interest bearing and payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. On June 12, 2023, July 19, 2023 and August 10, 2023, NewGen loaned $140,000, $140,000 and $250,000, respectively, to the Company pursuant to the First Amendment to the Merger Agreement.

As a result of the Company’s depositing $20,000 per each deposit to the Trust Account on October 11, 2023 and November 13, 2023, respectively, we extended the time to complete the Business Combination to October 17, 2023 (unless further extended pursuant to the Company’s amended and restated memorandum and articles of association). It is uncertain that the Company will be able to consummate a business combination by this date. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination by December 17, 2023 (or April 17, 2024 if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This certification is being furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2023	A SPAC I ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)