Form 10-K
period 2023-12-31
ASPAC I Acquisition Corp.
filed 2024-03-29
CIK 1868775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $38.27 million.

As of March 28, 2024, 3,726,471 Class A ordinary shares and one Class B ordinary share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC I ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

The registration statement (the “Registration Statement”) for our initial public offering was declared effective on February 14, 2022 (the “Initial Public Offering” or “IPO”). On February 17, 2022, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”), three-fourths (3/4) of one redeemable warrant (“Warrant”), and one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any.

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

Proposed Business Combination

On February 15, 2023, the Company entered into a merger agreement (the “Merger Agreement”) with NewGenIvf Limited, a Cayman Islands exempted company (“NewGen” or “NewGenIvf”), certain shareholders of NewGen (the “Principal Shareholders”), A SPAC I Mini Acquisition Corp., a British Virgin Islands business company (the “Purchaser”), and A SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), pursuant to which, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and (ii) Merger Sub will merge with and into NewGen and NewGen will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “NewGen Business Combination”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of NewGen is $50,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares of the Purchaser at a price of $10.00 per share.

On June 12, 2023, the Company entered into the First Amendment to Merger Agreement (the “First Amendment”) with NewGen, Principal Shareholders, Purchaser and Merger Sub, to amend the Merger Agreement. Pursuant to the First Amendment, NewGen has agreed to provide non-interest bearing loans in an aggregate principal amount of up to $560,000 (the “Loan”) to the Company to fund any amount that may be required in order to further extend the period of time available for the Company to consummate a business combination and for the Company’s working capital, payment of professional, administrative and operational fees and expenses, and other purposes as mutually agreed by the Company and NewGen. Such Loan will only become repayable upon the closing of the NewGen Business Combination. In addition, pursuant to the First Amendment, subject to receipt of at least $140,000 as part of the Loan from NewGen, A SPAC I agreed to waive its termination rights and the right to receive any break-up fee due to NewGen’s failure to deliver the U.S. GAAP financial statements by February 28, 2023.

On December 6, 2023, the Company entered into the Second Amendment to Merger Agreement (the “Second Amendment”) with NewGen, the Principal Shareholders, Purchaser and Merger Sub, that amended and modified the Merger Agreement to, among other things, (i) reduce the size of Purchaser’s board of directors following the consummation of the Business Combination to five (5) directors, two (2) of whom will be executive directors designated by NewGenIvf and three (3) of whom will be designated by NewGenIvf to serve as independent directors in accordance with Nasdaq requirements, (ii) provide for the conversion of the NewGenIvf shares issued by NewGenIvf following the original date of the Merger Agreement into Purchaser Class A ordinary shares in connection with the NewGen Business Combination, and (iii) remove the condition that Parent shall have in excess of $5,000,000 in net tangible assets immediately after the NewGen Business Combination.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, as amended, the Company, the Purchaser, NewGen and certain shareholders of NewGen (the “Supporting Shareholders”) entered into a voting and support agreement (the “Support Agreement”) pursuant to which such Supporting Shareholders have agreed, among other things, to vote in favor of the NewGen Business Combination, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by the Company, the Purchaser or the Company for consummation of the NewGen Business Combination and the other transactions contemplated by the Merger Agreement.

On March 1, 2024, the Company entered into the Third Amendment to Merger Agreement (the “Third Amendment”) with NewGen, PubCo, Merger Sub and the Principal Shareholders. As described in the Third Amendment, the Company shall issue the Commitment Shares for the Initial Tranche to JAK (as defined below).

On March 28, 2024, the Company entered into the Fourth Amendment to Merger Agreement with NewGen, PubCo, Merger Sub and the Principal Shareholders.

Securities Purchase Agreement

On February 29, 2024, the Company, PubCo, NewGen, the Merger Sub, and certain buyers named therein led by JAK Opportunities VI LLC (collectively, the “Buyers” or “JAK”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company has agreed to issue and sell to the Buyers, in a private placement, an aggregate of up to $3,500,000 principal amount of convertible notes (the “Notes”), consisting of two tranches: (i) an initial tranche (the “Initial Tranche”) of an aggregate principal amount of Notes of up to $1,750,000 and including an original issue discount of up to aggregate $122,500, and (ii) subsequent tranches of an aggregate principal amount of Notes of up to $1,750,000 and including an original issue discount of up to aggregate $122,500. The Initial Tranche is expected to occur on the date of the closing of the Business Combination, subject to the terms and conditions set forth in the Securities Purchase Agreement. Concurrently with each issuance of the Notes, the Buyers will receive a certain amount of ordinary shares of the Purchaser (the “Commitment Shares”). The Commitment Shares to be issued at the Initial Tranche will be converted from NewGenIvf ordinary shares issued to JAK in February 2024 and will be equal to 295,000 ordinary shares of the Purchaser, which will be free trading at the closing of the business combination.

The Notes sold in connection with the Securities Purchase Agreement are convertible into the Purchaser’s ordinary shares at an initial conversion price calculated by dividing $1,000,000,000 (“Valuation Cap”) by the number of Purchaser’s Class A Ordinary Shares on a fully diluted basis (the “Conversion Price”). The Notes have an initial maturity date of six (6) months from the issuance date. The Conversion Price is subject to adjustment from time to time for splits, dividends and similar events. The Conversion Price may also be lowered at the Company’s discretion without limitation.

The Notes bear an interest rate of 12.75% per annum, payable on the last day of each quarter, except that upon an event of default, the Notes shall accrue interest at the rate of 17.75% per annum until paid in full. The Notes rank senior to all other existing indebtedness and equity of the Purchaser and are repayable at maturity at 145% of the principal amount. The Notes are prepayable at 175% of the outstanding principal amount, all outstanding and unpaid interest and all other amounts owing under the Notes with at least 30 trading days’ written notice.

The Securities Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties, as well as customary indemnification provisions and standstill restrictions for 180 days after each closing of the Notes on the Purchaser’s additional equity or debt capital raising without the consent of the Buyers.

Acknowledgement Agreement

On March 1, 2024, the Company entered into an acknowledgement agreement (the “Acknowledgement Agreement”) with Chardan Capital Markets, LLC (“Chardan”) and NewGen related to the deferred underwriting commission owed to Chardan in connection with the Company’s initial public offering.

Pursuant to the Acknowledgement Agreement, the Company will satisfy the deferred underwriting commission at the closing of the Business Combination with NewGen, by (i) paying One Million U.S. Dollars (US $1,000,000) in cash to Chardan, (ii) issuing 1,500,000 PubCo ordinary shares (the “Additional Representative Shares”), and (iii) paying Chardan 30% of the gross proceeds from the post-closing financings of the Company, until the deferred underwriting commission is fully paid within 6 months of the closing. The Acknowledgement Agreement also grants Chardan certain registration rights with respect to the ordinary shares and sole right of first refusal for future financings of the Company for a period of 12 months following the closing of the business combination and other considerations not related to the Company’s business combination with NewGenIvf.

See the Current Reports on for 8-K filed by the Company with the SEC on February 16, 2023, June 13, 2023, December 6, 2023 and March 6, 2024 for additional information.

Extension and Redemptions

On February 13, 2023, at its Extraordinary General Meeting (the “First Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “First Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the First Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs.

On October 9, 2023, at its Extraordinary General Meeting (the “Second Extension Meeting”), the Company’s shareholders (i) approved a proposal to amend and restate the Company’s then current memorandum and articles of association (the “Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time from October 17, 2023 to April 17, 2024 by deleting the Charter in its entirety and substituting it with a new amended and restated memorandum and articles of association (the “New Charter”) and (ii) approved a proposal to amend and restate the Company’s then current Charter to remove the net tangible asset requirement from the Charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Charter in its entirety and substituting it with the New Charter. In connection with the shareholders’ vote at the Second Extension Meeting, 1,695,224 Class A ordinary shares were tendered for redemption. On October 9, 2023, following the shareholder approval, the Company filed the New Charter with the British Virgin Islands Registrar of Corporate Affairs. On October 11, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from October 17, 2023 to November 17, 2023. On November 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from November 17, 2023 to December 17, 2023. On December 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from December 17, 2023 to January 17, 2024. On January 15, 2024, February 15, 2024 and March 15, 2024, the Company made a deposit of $20,000 each time to the Trust Account and extended the date the Company has to consummate an initial business combination from January 17, 2024 to April 17, 2024.

On March 4, 2024, the Company completed its special meeting that was originally convened and adjourned on March 1, 2024 (the “Special Meeting”). At the Special Meeting holders of 2,772,905 ordinary shares of the Company were present in person or by proxy, representing 74.41% of the total ordinary shares as of January 4, 2024, the record date for the Special Meeting, and constituting a quorum for the transaction of business. At the Special Meeting, the shareholders approved the reincorporation merger proposal, the acquisition merger proposal, the Nasdaq proposal and the share incentive plan proposal. The Company plans to close the Business Combination transaction as soon as possible and will continue to accept reversal of redemption requests until closing.

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

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination by April 17, 2024, which we have fully extended the period of time in full to consummate a business combination. If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Business Companies Act, 2004 of the British Virgin Islands, as amended (the “Companies Act”).

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 12 months of the closing of the offering (or April 17, 2024, if we decide to extend the period of time to consummate a business combination), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

As of December 31, 2023, the Company had cash of $42,224 and a working capital deficit of $2,191,485. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

Holders of Record

At March 28, 2024, there were 3,726,471 ordinary shares issued and outstanding held by four holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 13, 2023, at its First Extension Meeting, the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the First Extension Meeting, the holders of 3,272,305 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, for an aggregate redemption amount of approximately $33.7 million. As such, approximately 47.4% of the public shares were redeemed and approximately 52.6% of the public shares remain outstanding.

On October 9, 2023, at its Second Extension Meeting, the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time from October 17, 2023 to April 17, 2024. In connection with the shareholders’ vote at the Second Extension Meeting, the holders of 1,695,224 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $18,356,419 million. As such, approximately 46.7% of the public shares were redeemed and approximately 53.3% of the public shares remain outstanding.

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

Recent Developments

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

On December 6, 2023, the Company entered into the Second Amendment with NewGenIvf, the Principal Shareholders, Purchaser and Merger Sub, that amended and modified the Merger Agreement to, among other things, (i) reduce the size of Purchaser’s board of directors following the consummation of the Business Combination to five (5) directors, two (2) of whom will be executive directors designated by NewGenIvf and three (3) of whom will be designated by NewGenIvf to serve as independent directors in accordance with Nasdaq requirements, (ii) provide for the conversion of the NewGenIvf shares issued by NewGenIvf following the original date of the Merger Agreement into Purchaser Class A ordinary shares in connection with the NewGen Business Combination, and (iii) remove the condition that Parent shall have in excess of $5,000,000 in net tangible assets immediately after the NewGen Business Combination.

On March 1, 2024, the Company entered into the Third Amendment to Merger Agreement (the “Third Amendment”) with NewGen, PubCo, Merger Sub and the Principal Shareholders. As described in the Third Amendment, the Company shall issue the Commitment Shares for the Initial Tranche to JAK (as defined below).

On March 28, 2024, the Company entered into the Fourth Amendment to Merger Agreement with NewGen, PubCo, Merger Sub and the Principal Shareholders.

Securities Purchase Agreement

On February 29, 2024, the Company, PubCo, NewGen, the Merger Sub, and certain buyers named therein led by JAK Opportunities VI LLC (collectively, the “Buyers” or “JAK”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company has agreed to issue and sell to the Buyers, in a private placement, an aggregate of up to $3,500,000 principal amount of convertible notes (the “Notes”), consisting of two tranches: (x) an initial tranche (the “Initial Tranche”) of an aggregate principal amount of Notes of up to $1,750,000 and including an original issue discount of up to aggregate $122,500, and (2) subsequent tranches of an aggregate principal amount of Notes of up to $1,750,000 and including an original issue discount of up to aggregate $122,500. The Initial Tranche is expected to occur on the date of the closing of the Business Combination, subject to the terms and conditions set forth in the Securities Purchase Agreement. Concurrently with each issuance of the Notes, the Buyers will receive a certain amount of ordinary shares of the Purchaser (the “Commitment Shares”). The Commitment Shares to be issued at the Initial Tranche will be converted from NewGenIvf ordinary shares issued to JAK in February 2024 and will be equal to 295,000 ordinary shares of the Purchaser, which will be free trading at the closing of the business combination.

The Notes sold in connection with the Securities Purchase Agreement are convertible into the Purchaser’s ordinary shares at an initial conversion price calculated by dividing $1,000,000,000 (“Valuation Cap”) by the number of Purchaser’s Class A Ordinary Shares on a fully diluted basis (the “Conversion Price”). The Notes have an initial maturity date of six (6) months from the issuance date. The Conversion Price is subject to adjustment from time to time for splits, dividends and similar events. The Conversion Price may also be lowered at the Company’s discretion without limitation.

The Notes bear an interest rate of 12.75% per annum, payable on the last day of each quarter, except that upon an event of default, the Notes shall accrue interest at the rate of 17.75% per annum until paid in full. The Notes rank senior to all other existing indebtedness and equity of the Purchaser and are repayable at maturity at 145% of the principal amount. The Notes are prepayable at 175% of the outstanding principal amount, all outstanding and unpaid interest and all other amounts owing under the Notes with at least 30 trading days’ written notice.

The Securities Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties, as well as customary indemnification provisions and standstill restrictions for 180 days after each closing of the Notes on the Purchaser’s additional equity or debt capital raising without the consent of the Buyers.

Acknowledgement Agreement

On March 1, 2024, the Company entered into an acknowledgement agreement (the “Acknowledgement Agreement”) with Chardan Capital Markets, LLC (“Chardan”) and NewGen related to the deferred underwriting commission owed to Chardan in connection with the Company’s initial public offering.

Pursuant to the Acknowledgement Agreement, the Company will satisfy the deferred underwriting commission at the closing of the Business Combination with NewGen, by (i) paying One Million U.S. Dollars (US $1,000,000) in cash to Chardan, (ii) issuing 1,500,000 PubCo Ordinary Shares (the “Additional Representative Shares”), and (iii) paying Chardan 30% of the gross proceeds from the post-closing financings of the Company, until the deferred underwriting commission is fully paid within 6 months of the closing. The Acknowledgement Agreement also grants Chardan certain registration rights with respect to the ordinary shares and sole right of first refusal for future financings of the Company for a period of 12 months following the closing of the business combination and other considerations not related to the Company’s business combination with NewGenIvf.

See the Current Reports on for 8-K filed by the Company with the SEC on February 16, 2023, June 13, 2023, December 6, 2023 and March 6, 2024 for additional information.

Extension and Redemptions

On February 13, 2023, at its Extraordinary General Meeting (the “First Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “First Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to eight (8) times for an additional one (1) month each time from February 17, 2023 to October 17, 2023. In connection with the shareholders’ vote at the Extension Meeting, 3,272,305 Class A ordinary shares were tendered for redemption. On February 14, 2023, following the shareholder approval, the Company filed the First Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs.

On October 9, 2023, at its Extraordinary General Meeting (the “Second Extension Meeting”), the Company’s shareholders (i) approved a proposal to amend and restate the Company’s then current memorandum and articles of association (the “Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time from October 17, 2023 to April 17, 2024 by deleting the Charter in its entirety and substituting it with a new amended and restated memorandum and articles of association (the “New Charter”) and (ii) approved a proposal to amend and restate the Company’s then current Charter to remove the net tangible asset requirement from the Charter in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Charter in its entirety and substituting it with the New Charter. In connection with the shareholders’ vote at the Second Extension Meeting, 1,695,224 Class A ordinary shares were tendered for redemption. On October 9, 2023, following the shareholder approval, the Company filed the New Charter with the British Virgin Islands Registrar of Corporate Affairs. On October 11, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from October 17, 2023 to November 17, 2023. On November 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from November 17, 2023 to December 17, 2023. On December 13, 2023, the Company made a deposit of $20,000 to the Trust Account and extended the date the Company has to consummate an initial business combination from December 17, 2023 to January 17, 2024. On January 15, 2024, February 15, 2024 and March 15, 2024, the Company made a deposit of $20,000 each time to the Trust Account and extended the date the Company has to consummate an initial business combination from January 17, 2024 to April 17, 2024.

On March 4, 2024, the Company completed its special meeting that was originally convened and adjourned on March 1, 2024 (the “Special Meeting”). At the Special Meeting holders of 2,772,905 ordinary shares of the Company were present in person or by proxy, representing 74.41% of the total ordinary shares of the Company outstanding as of January 4, 2024, the record date for the Special Meeting, and constituting a quorum for the transaction of business. At the Special Meeting, the shareholders approved the Reincorporation Merger Proposal, the Acquisition Merger Proposal, the Nasdaq Proposal and the Share Incentive Plan Proposal. The Company plans to close the Business Combination transaction as soon as possible and will continue to accept reversal of redemption requests until closing.

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

Issuance of Unsecured Promissory Note C

On June 12, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of up to $200,000 (the “Promissory Note C”) to the Sponsor. Pursuant to the Promissory Note C, the Sponsor agreed to loan to the Company an aggregate amount of up to $200,000. The Promissory Note C does not bear interest and shall be payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note C is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

The proceeds of the Promissory Note C will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Issuance of Unsecured Promissory Note D

On March 15, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $300,000 (the “Promissory Note D”) to the Sponsor. Pursuant to the Promissory Note D, the Sponsor agreed to loan to the Company an aggregate amount of up to $300,000. The Promissory Note D does not bear interest and shall be payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Promissory Note D is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

The proceeds of the Promissory Note D will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO, and, since our IPO on February 17, 2022, searching for a target business with which to complete our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had a net loss of $690,851, which consisted of loss of $2,521,600 derived from general and administrative expenses, offset by interest earned on marketable securities of $1,830,749.

For the year ended December 31, 2022, we had a net income of $500,650, which consisted of loss of $504,907 derived from general and administrative expenses, offset by interest earned on marketable securities of $1,005,557.

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

For the years ended December 31, 2023 and 2022, cash used in operating activities was $857,356 and $527,123, respectively.

As of December 31, 2023, we had marketable securities held in the Trust Account of $21,267,535 consisting of money market funds which primarily invest in United States government securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete a business combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used in whole or in part as a consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2023, the Company had cash of $42,224 and a working capital deficit of $2,191,485. In 2023, the Sponsor provided loans to the Company totaling $1,064,861, pursuant to three promissory notes. The loans are non-interest bearing and payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. NewGen provided a total of $560,000 loans to the Company pursuant to the First Amendment to the Merger Agreement.

We have until April 17, 2024 to consummate a Business Combination (assuming the Company deposits $20,000 per month pursuant to the New Charter). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination April 17, 2024 if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have not identified any critical accounting estimates.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on June 1, 2023. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Claudius Tsang	47	Chief Executive Officer, Chief Financial Officer and Chairman
Abuzzal Abusaeri	48	Independent Director
Giang Nguyen Hoang	37	Independent Director
John Brebeck	59	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Mr. Claudius Tsang has served as our Chief Executive Officer since April 2021 and Chairman and Chief Financial Officer since July 2021. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp. He previously served as the Chief Executive Officer and, since June 2021, became the Chief Financial Officer and, since January 2024, serves as a director of JVSPAC Acquisition Corp. Since February 2024, Mr. Tsang served as a director of International Media Acquisitions Corp. He has served as the Chief Financial Officer of A SPAC II Acquisition Corp since July 2021 and as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Abuzzal Abusaeri has served as our director since February 2022. Mr. Abusaeri has almost two decades of experience in mergers and acquisitions, growth strategy formulation, providing mergers and acquisitions and capital market transactions across a range of portfolio companies in diverse industries. Since 2023, Mr. Abusaeri has been providing consulting service to Indonesian companies with regards to fund-raising. From 2016 to 2023, Mr. Abusaeri served as the Head of Corporate Finance with a focus on Mergers and Acquisitions for Global Mediacom, a leading media and entertainment group in Indonesia. During his tenure, Mr. Abusaeri managed sell-side and buy-side M&A investments of the company, advised investments within the venture capital space and led issuance of bonds. His experience entails acquisitions and strategic investments in a number of media and technology companies in emerging markets. From 2009 to 2016, Mr. Abusaeri served as the Vice President of Corporate Finance for Fairways Investment Group, an Indonesian based investment holding company focusing on consumer related companies. Mr. Abusaeri was responsible for managing portfolio companies which included acting as Chief Financial Officer and leading the development of a consumer lending startup, and overseeing the growth strategy and execution of an Indonesian healthcare company. From 2007 to 2009, Mr. Abusaeri served as the Senior Assistant Vice President for Bank Danamon, one of the largest bank of Indonesia with approximately IDR200 trillion asset size in 2020. From 2005 to 2007, Mr. Abusaeri served as the Assistant Vice President for Bank Lippo, currently Bank CIMB Niaga. During his tenure, Mr. Abusaeri led the bank’s business and economic research unit where he conducted a number of research within Indonesia’s consumer and corporate banking industry. From 2004 to 2005, Mr. Abusaeri served as the Research Analyst for McKinsey and Co, where he was part of the firm’s financial institution group practice and part of the team that advised a number of large Indonesian banks. From 2003 to 2004, Mr. Abusaeri served as the Research Analyst for DBS Vickers Securities, a securities and derivatives brokerage firm with international Asian focus in Hong Kong, Indonesia, Thailand, Malaysia, the United States and the United Kingdom. Mr. Abusaeri obtained his Master of Business Administration from the University of Chicago Booth School of Business in 2018, Master of Science in Investment Management from Bayes Business School, University of London in 2002, and bachelor degree of Economics from the Trisakti University in 1998.

Mr. Giang Nguyen Hoang has served as our director since February 2022. Mr. Giang has over 13 years of experience in capital market, business management, strategic management, entrepreneurship, and risk management. Since 2020, Mr. Giang has served as the Chairman for DNSE Securities JSC, a stock trading and brokerage firm in Vietnam. Since 2018, Mr. Giang has served as the Chairman and Chief Executive Officer for Encapital Fintech JSC, a fintech company in Vietnam providing financial technology solutions for in Vietnam. During his tenure, Mr. Giang was responsible for for setting the vision, direction and strategy for the organization and was responsible for overseeing the growth and expansion of the business. Mr. Giang also serves as a board member of numerous organizations, including TNG Investment and Trading JSC (HNX:TNG), a publicly listed garment manufacturing company in Vietnam (since 2021), and Southern Gas Trading Joint Stock Company (since 2019). From 2008 to 2018, Mr. Giang was a 10-year veteran of VNDIRECT Securities Corporation, a publicly listed brokerage firm in Vietnam, focusing on individual investors through a proprietary online trading platform, where he held various positions including Chief Executive Officer, Risk Management Manager, Manager, and Business Analyst for Research and Development Department. During his tenure, Mr. Giang oversaw the company’s business strategy, operations and compliance matters. Mr. Giang obtained his Master of Business Administration from the University of Chicago Booth School of Business, and his Bachelor of Science and Computer Engineering from University of Nebraska.

Mr. John Brebeck has served as our director since February 2022. He has over 30 years of experience in corporate management, capital market, strategic development, and business operations. Since 2021, Mr. Brebeck has served as the Vice President of Investor Relations for Glass House Brands, a vertically-integrated producer of premium sun-grown cannabis, with a dedicated focus on the California market and building leading, lasting brands to serve consumers across all segments. From 2018 to 2021, Mr. Brebeck served as the Senior Advisor to Quantum International Corp., a research-based capital market solution provider specializing in long-term shareholder value creation, AGM management, capital market and corporate financial solutions. From 2008 to 2022, he also served as the External Director for Dalton Greater China Fund, an equity fund that targeted companies benefiting from China’s growth and that sought to capitalize on inefficiencies in the China equity markets. From 2014 to 2021, Mr. Brebeck served as a board member for Hydroionic Envirotec Company Limited, a technology company working towards zero heavy metal emissions and focusing heavy metal recycling. From 2014 to 2018, Mr. Brebeck served as the Managing Director for Peace Field Limited, a Hong Kong based professional service provider that offers financial, strategic, and operational advisory services for mid-market companies. Prior to 2014, Mr. Brebeck served in numerous positions, including as President of Yuanta Investment Consulting, a wholly-owned subsidiary of Yuanta Financial Holdings, a leading domestic broker in Taiwan, and as research head for The Dalton Greater China Fund and JP Morgan Securities in Taiwan. Mr. Brebeck is a Chartered Financial Analyst. He obtained his Master of Business Administration degree from The University of Chicago Booth School of Business and his Bachelor of Arts in China Regional Studies from Georgetown University.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Claudius Tsang	A Paradigm Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Director
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	JVSPAC Acquisition Corp.	SPAC	Chief Financial Officer, and Director
	A SPAC II Acquisition Corp.	SPAC	Chief Financial Officer
	A SPAC (HK) Acquisition Corp	SPAC	Chief Executive Officer, Executive Director
	International Media Acquisition Corp.	SPAC	Director
	Unity Group Holdings International Limited.	Investment	Non-executive director
Abuzzal Abusaeri	Fairways Capital	Investment	VP Corporate Finance & Strategy
	Bank Danamon	Financial Services	Sr AVP Strategic Planning
	Bank Lippo	Financial Services	AVP
	McKinsey & Co	Management Consulting	Research Analyst
	DBS Vickers	Equity Brokerage	Research Analyst
Giang Nguyen Hoang	DNSE Securities Joint Stock Company	Securities trading	Chairman
	Encapital Financial Technology Joint Stock Company	Fintech software	Founder Chairman & CEO
	Encapital Holdings Joint Stock Company	Investment	Founder, Chairman & CEO
	Southern Gas Trading Joint Stock Company	Gas trading	Member of BOD
	TNG Investment and Trading Joint Stock Company	Textile	Member of BOD
	Enpay Payment Joint Stock Company	Payment Medetiary	Chairman
John Brebeck	Glass House Brands (CBOE CA: GLAS.A.U & OTCQX: GLASF)	Consumer Packaged Goods	Vice President, Shareholder
	Hydroionic Technologies	Metal Reycling	Shareholder
	Northwest Biotherapeutics (NWBO)	Biotechnology	Shareholder

	Gogolook Co. Ltd (6902.TW)	Application Software	Shareholder
	eCloud Valley (6689.TW)	Cloud Services Provider	Shareholder
	Bayshore Hospitality	Hospitality	Shareholder
	Healthy Pecan Farms	Pecan grower	Shareholder
	Polarean Imaging PLC (POLX.L)	Medical Imaging	Shareholder
	Remotek	Telecom Power	Shareholder
	Tesla (NASDAQ: TSLA)	Electric Vehicles	Shareholder
	Xintec (3374.TW)	Semiconductor	Shareholder
	Impinj, Inc (PI)	Communication Equipment	Shareholder

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 28, 2024, the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of March 28, 2024, we had 3,726,471 ordinary shares issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

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

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Claudius Tsang(3)	1,725,001	46.3%
Abuzzal Abusaeri	—	—
Giang Nguyen Hoang	—	—
John Brebeck
All executive officers and directors as a group (4 individuals)	1,725,001	46.3%

A SPAC (Holdings) Acquisition Corp.	1,725,001	46.3%
Shaolin Capital Management LLC (4)	400,033	10.7%
Mizuho Financial Group, Inc.(5)	260,820	7.0%
Karpus Investment Management(6)	297,025	8.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Level 39, Marina Bay Financial Centre, Tower 2, 10 Marina Boulevard, Singapore 018983.

(2)	Excludes shares issuable pursuant to warrants and rights issued in connection with the IPO, as such warrants and rights are not exercisable or convertible, as the case may be, until after the consummation of the Company’s initial business combination.
(3)	Consists of shares owned by A SPAC (Holdings) Acquisition Corp., over which Mr. Claudius Tsang has voting and dispositive power. A SPAC (Holdings) Acquisition Corp. also owns one Class B ordinary share.
(4)	Based on a Schedule 13G filed by the reporting person on February 13, 2023. The address for the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.
(5)	Based on a Schedule 13G filed by the reporting person on February 13, 2024. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The addresses for the reporting persons are c/o 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(6)	Based on a Schedule 13G/A filed by the reporting person on February 14, 2024. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

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

On June 12, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $200,000 (the “Third Note”) to A SPAC (Holdings) Acquisition Corp., the Company’s sponsor. Pursuant to the Second Note, the Sponsor agreed to loan to the Company an aggregate amount up to $200,000 payable promptly after the date on which the Company consummates a business combination. In the event that the Company does not consummate a business combination, the Third Note will be terminated. The Third Note is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. The Second Note does not bear interest.

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

Item 14. Principal Accountant Fees and Services.

On March 10, 2022, the Company dismissed Bernstein & Pinchuk LLP as its independent registered public accounting firm and engaged Marcum Bernstein & Pinchuk LLP as its independent registered public accounting firm. Marcum Bernstein & Pinchuk LLP changed its name to Marcum Asia CPAs LLP (“Marcum Asia”) on September 7, 2022. The engagement of Marcum Asia was approved by the Audit Committee of the Company’s Board of Directors. During the period from March 10, 2022 through December 31, 2023, Marcum Asia has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bernstein & Pinchuk LLP prior to March 10, 2022 and Marcum Asia after March 10, 2022, in connection with regulatory filings. The aggregate fees billed by Bernstein & Pinchuk LLP totaled $26,135 from January 1, 2022 through March 10, 2022. The aggregate fees billed by Marcum Asia since its engagement on March 10, 2022 totaled $97,850 and $108,150 for the year ended December 31, 2023 and 2022, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We paid Marcum Asia $139,050 and none for audit-related fees for the year ended December 31, 2023 and 2022, respectively.

Tax Fees. We did not pay Bernstein & Pinchuk LLP or Marcum Asia for tax compliance, tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Bernstein & Pinchuk LLP or Marcum Asia for any other fees for the year ended December 31, 2023 and 2022.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 14, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

2.1	Merger Agreement, dated as of February 15, 2023, by and among A SPAC I Acquisition Corp., NewGenIvf Limited, certain shareholders of NewGenIvf Limited, A SPAC I Mini Acquisition Corp., and A SPAC I Mini Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

2.2	First Amendment to the Merger Agreement, dated June 12, 2023, by and among A SPAC I Acquisition Corp., NewGenIvf Limited, Principal Shareholders, A SPAC I Mini Acquisition Corp. and A SPAC I Mini Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2023)

2.3	Second Amendment to the Merger Agreement, dated December 6, 2023, by and among A SPAC I Acquisition Corp., NewGenIvf Limited, Principal Shareholders, A SPAC I Mini Acquisition Corp. and A SPAC I Mini Sub Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023)

3.1	Amended and Restated Memorandum and Articles of Association of A SPAC I Acquisition Corp., amended and restated on February 14, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

3.2	Amended and Restated Memorandum and Articles of Association of A SPAC I Acquisition Corp., amended and restated on October 9, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2022)

4.5	Rights Agreement, dated February 14, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

4.6	Warrant Agreement, dated February 14, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 3, 2023)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.2	Investment Management Trust Account Agreement, dated February 14, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.3	Registration Rights Agreement, dated February 14, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.4	Warrant Subscription Agreement, dated February 14, 2022, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.5	Stock Escrow Agreement, dated February 14, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.6	Indemnity Agreement, dated February 14, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 18, 2022)

10.7	Securities Subscription Agreement, dated June 4, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

10.8	Securities Subscription Agreement, dated July 19, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

10.9	Promissory Note, dated January 27, 2023, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2023)

10.10	Voting and Support Agreement, dated as of February 15, 2023, by and among A SPAC I Acquisition Corp., A SPAC I Mini Acquisition Corp., NewGenIvf Limited, and certain shareholders of NewGenIvf Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

10.11	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

10.12	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 3, 2023)

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on February 10, 2022)

99.4	Press Release dated February 16, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)

99.5	Clawback Policy

101 .INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC I ACQUISITION CORP.

Dated: March 28, 2024	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudius Tsang	Chief Executive Officer and Chief	March 28, 2024
Claudius Tsang	Financial Officer
(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Abuzzal Abusaeri	Director	March 28, 2024
Abuzzal Abusaeri

/s/ John Brebeck	Director	March 28, 2024
John Brebeck

/s/ Giang Nguyen Hoang	Director	March 28, 2024
Giang Nguyen Hoang

A SPAC I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of A SPAC I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of A SPAC I Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, change in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 17, 2024, by depositing into the Trust account a specified amount for each of the one-month extensions through April 17, 2024. On February 15, 2023, the Company entered into an agreement and plan of merger with a business combination target. The plan of merger was approved by the Company’s stockholders on March 4, 2024. However, there is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, or raise the additional capital it needs to fund further business operations prior to April 17, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 17, 2024, in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York, NY

March 28, 2024

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

A SPAC I ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$42,224	$54,719
Prepaid expenses	8,556	37,012
Total current assets	50,780	91,731

Investments held in Trust Account	21,267,535	70,694,702
Total Assets	$21,318,315	$70,786,433

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued offering expenses	$617,404	$50,000
Promissory note – related party	1,064,861	—
Loan – NewGen	560,000	—
Total current liabilities	2,242,265	50,000

Deferred underwriting fee payable	2,415,000	2,415,000
Deferred legal fee payable	1,064,517	—
Total Liabilities	5,721,782	2,465,000

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 1,932,471 shares at accretion carrying value of $11.01 per share at December 31, 2023, and 6,900,000 shares with redemption value of $10.10 per share at December 31, 2022	21,267,535	67,337,060

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 1,794,000 shares issued and outstanding (excluding 1,932,471 shares and 6,900,000 shares subject to possible redemption at December 31, 2023 and December 31, 2022, respectively)	—	—

Class B ordinary shares, no par value; 100 shares authorized; one share issued and outstanding	—	—
Additional paid-in capital	—	485,973
Retained earnings (Accumulated deficit)	(5,671,002)	498,400
Total Shareholders’ Equity (Deficit)	(5,671,002)	984,373
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity (Deficit)	$21,318,315	$70,786,433

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

General and administrative expenses	$2,521,600	$504,907
Loss from operations	(2,521,600)	(504,907)

Other income:
Interest income	1,830,749	1,005,557
Income (loss) before income taxes	(690,851)	500,650
Income taxes provision	—	—
Net income (loss)	$(690,851)	$500,650

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,636,675	5,963,014
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.41	0.47
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to possible redemption	1,794,001	1,784,630
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to possible redemption	(1.23)	(1.28)

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2023

	Ordinary Shares				Additional	Retained Earnings/	Total Shareholders’
	Class A		Class B		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – Balance, December 31, 2022	1,794,000	$—	1	$—	$485,973	$498,400	$984,373
Accretion of ordinary shares to redemption value	—	—	—	—	(485,973)	(5,478,551)	(5,964,524)
Net loss	—	—	—	—	—	(690,851)	(690,851)

Balance – December 31, 2023	1,794,000	$—	1	$—	$—	$(5,671,002)	$(5,671,002)

For the Year Ended December 31, 2022

	Ordinary Shares				Additional	(Accumulated Deficit)/	Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2021	1,725,000	$—	1	$—	$25,000	$(2,250)	$22,750

Sale of public units in initial public offering	6,900,000	—	—		69,000,000	—	69,000,000

Sale of private placement warrants	—	—	—	—	3,145,000	—	3,145,000

Issuance of Representative shares	69,000	—	—	—	—	—	—

Underwriter commissions	—	—	—	—	(3,795,000)	—	(3,795,000)

Offering costs	—	—	—	—	(551,967)	—	(551,967)

Initial measurement of ordinary shares subject to possible redemption	(6,900,000)	—	—	—	(56,914,938)	—	(56,914,938)

Accretion of ordinary shares to redemption value	—	—	—	—	(10,422,122)	—	(10,422,122)

Net income	—	—	—	—	—	500,650	500,650

Balance – December 31, 2022	1,794,000	$—	1	$—	$485,973	$498,400	$984,373

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$(690,851)	$500,650
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(1,826,882)	(1,004,702)
Change in operating assets and liabilities:
Prepaid expenses and other assets	28,456	(37,013)
Accounts payable and accrued expenses	567,404	13,942
Deferred legal fee payable	1,064,517	—
Net cash used in operating activities	(857,356)	(527,123)

Cash Flows From Investing Activities:
Cash deposited in Trust Account	(780,000)	—
Cash withdrawn from Trust Account to pay public shareholder redemptions	52,034,049	—
Purchase of investment held in Trust Account	—	(69,690,000)
Net cash provided by (used in) investing activities	51,254,049	(69,690,000)

Cash Flows From Financing Activities:
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement warrants	—	3,145,000
Payment of underwriters’ commissions	—	(1,380,000)
Payment of offering costs	—	(275,110)
Proceeds from issuance of promissory note to related party	—	277,726
Payment of related party advances	—	(95,774)
Payment of promissory note - related party	—	(400,000)
Proceeds from issuance of promissory note to related party	1,064,861	277,726
Loan from NewGen	560,000	—
Payment of public shareholder redemptions	(52,034,049)	—
Net cash (used in) provided by financing activities	(50,409,188)	70,271,842

Net change in cash	(12,495)	54,719
Cash, beginning of the year	54,719	—
Cash, end of the year	$42,224	$54,719
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$—	$2,415,000
Initial measurement of ordinary shares subject to possible redemption	$—	$56,914,938
Accretion of carrying value to redemption value	$5,964,524	$10,422,122

The accompanying notes are an integral part of these financial statements.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operation

A SPAC I Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on April 29, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2023, the Company had not commenced any operations. All activities for the period from April 29, 2021 (inception) through December 31, 2023, were related to the Company’s formation and the initial public offering (“IPO”) described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On June 12, 2023, the parties to the Merger Agreement entered into a First Amendment to Merger Agreement (the “First Amendment”), pursuant to which NewGen agreed to provide non-interest bearing loans in an aggregate principal amount of up to $560,000 (the “Loan”) to the Company to fund amounts required to further extend the period of time available for the Company to consummate a business combination and for working capital and payment of professional, administrative and operational expenses, and other purposes as mutually agreed by the Company and NewGen. Such loans will only become repayable upon the closing of the Acquisition Merger. In addition, pursuant to the First Amendment, subject to receipt of at least $140,000 as part of the Loan from NewGen, the Company agreed to waive its termination rights and the right to receive any Break-up Fee due to NewGen’s failure to deliver audited financial statements by no later than February 28, 2023. On June 12, 2023, July 19, 2023, August 10, 2023 and October 24, 2023, pursuant to the First Amendment, the Company received $140,000, $140,000, $250,000, $30,000, respectively, each as part of the Loan from NewGen.

On December 6, 2023, the Company entered into the Second Amendment with NewGenIvf, the Principal Shareholders, Purchaser and Merger Sub, that amended and modified the Merger Agreement to, among other things, (i) reduce the size of Purchaser’s board of directors following the consummation of the Business Combination to five (5) directors, two (2) of whom will be executive directors designated by NewGenIvf and three (3) of whom will be designated by NewGenIvf to serve as independent directors in accordance with Nasdaq requirements, (ii) provide for the conversion of the NewGenIvf shares issued by NewGenIvf following the original date of the Merger Agreement into Purchaser Class A ordinary shares in connection with the NewGen Business Combination, and (iii) remove the condition that Parent shall have in excess of $5,000,000 in net tangible assets immediately after the NewGen Business Combination.

Promissory Notes

On January 27, 2023 and March 13, 2023, the Company issued two unsecured promissory notes in the aggregate principal amount of up to $500,000 (“Promissory Note A” and “Promissory Note B,” respectively and collectively, the “Promissory Notes”) per note to the Sponsor payable promptly after the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Notes will be terminated. Both Promissory Notes are convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The Promissory Notes are non-interest bearing. The proceeds of the Promissory Notes will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial Business Combination, and for working capital purposes. On January 27, 2023, the Company fully drew $500,000 under Promissory Note A. On March 13, 2023, April 11, 2023, May 8, 2023, and November 9, 2023, the Company drew down $15,000, $125,000, $250,000, $100,000, respectively, under Promissory Note B for working capital purposes.

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

On June 12, 2023, the Company issued an unsecured promissory note in the aggregate amount up to $200,000 (the “Promissory Note C”) to the Sponsor payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. In the event that the Company does not consummate a Business Combination, the Promissory Note C will be terminated. The Promissory Note C is non-interest bearing and convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. On December 13, 2023, the Company drew down $75,000 under Promissory Note C for working capital purposes.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Going Concern Consideration

As of December 31, 2023, the Company had cash of $42,224 and a working capital deficit of $2,191,485. In 2023, the Sponsor provided loans to the Company totaling $1,064,861, pursuant to three promissory notes. NewGen provided a total of $560,000 loans to the Company pursuant to the First Amendment to the Merger Agreement.

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

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity the U.S. GAAP and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $42,224 and $54,719 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

As of December 31, 2023 and 2022, $21,267,535 and $70,694,702 were held in investments in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The net income (loss) per share presented in the audited statements of operations is based on the following:

	For the Year Ended December 31,
	2023	2022
Net income (loss)	$(690,851)	$500,650
Accretion of ordinary shares to redemption value	(5,964,524)	(10,422,122)
Net loss including accretion of ordinary shares to redemption value	$(6,655,375)	$(9,921,472)

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable Class A shares	Non- redeemable Class A and Class B shares	Class A Redeemable shares	Non- redeemable Class A and Class B shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(4,456,800)	$(2,198,575)	$(7,636,111)	$(2,285,360)
Accretion of ordinary shares subject to possible redemption to redemption value	5,964,524	—	10,422,122	—
Allocation of net income (loss)	1,507,724	(2,198,575)	2,786,011	(2,285,360)

Denominator:
Basic and diluted weighted average shares outstanding	3,636,675	1,794,001	5,963,014	1,784,630
Basic and diluted net income (loss) per ordinary share	$0.41	$(1.23)	$0.47	$(1.28)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on June 1, 2023. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

As of December 31, 2023 and 2022, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$69,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(7,186,350)
Class A ordinary shares issuance cost	(4,898,712)
Plus:
Accretion of ordinary shares subject to possible redemption to redemption value	10,422,122
Class A Ordinary shares subject to possible redemption - December 31, 2022	67,337,060
Plus:
Accretion of ordinary shares subject to possible redemption to redemption value	5,964,524
Less:
Payment to redeemed shareholders	(52,034,049)
Class A Ordinary shares subject to possible redemption- December 31, 2023	$21,267,535

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Promissory Notes - Related Party

On September 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the completion of the IPO. It was fully repaid on April 26, 2022. As of December 31, 2023, there was no amount outstanding under the Note.

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

As of December 31, 2023, $500,000 and $489,861 were outstanding under Promissory Note A and Promissory Note B, respectively.

On June 12, 2023, the Company issued an unsecured promissory note in the aggregate amount up to $200,000 (the “Promissory Note C”) to the Sponsor payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note C will be terminated. The Promissory Note C is non-interest bearing and convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant at the option of the Sponsor. As of December 31, 2023, $75,000 was outstanding under Promissory Note C.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2023, there were no Working Capital Loans outstanding.

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees which will become payable in the event that the Company completes a Business Combination. As of December 31, 2023 the Company had deferred legal fees of approximately $1,064,517, in connection with such services.

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with no par value. As of December 31, 2023 and 2022, there were 1,794,000 shares of Class A ordinary shares outstanding, excluding 1,932,471 shares and 6,900,000 Class A ordinary shares subject to possible redemption, respectively. Of the 1,794,000 Class A ordinary shares outstanding, up to 225,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As a result of the underwriters’ election to exercise their over-allotment option in full on February 25, 2022, no Class A ordinary shares are currently subject to forfeiture.

Class B Ordinary shares—The Company is authorized to issue 100 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, one Class B ordinary share was outstanding, which will automatically be canceled at the time of the initial Business Combination.

Warrants—As of December 31, 2023 and 2022, there were 5,175,000 Public and 3,145,000 Private Warrants outstanding, respectively. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS

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

Rights— As of December 31, 2023 and 2022, there were 6,900,000 Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Charter with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$21,267,535	$21,267,535	—	—

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

Note 9 – NewGen Loan

On June 12, 2023, the parties to the Merger Agreement entered into a First Amendment to Merger Agreement, pursuant to which NewGen agreed to provide non-interest bearing loans in an aggregate principal amount of up to $560,000 (the “Loan”) to the Company to fund amounts required to further extend the period of time available for the Company to consummate a business combination, and for working capital and payment of professional, administrative and operational expenses, and other purposes as mutually agreed by the Company and NewGen. The Loan will only become repayable upon the closing of the business combination. As of December 31, 2023, $560,000 was outstanding under the Loan.

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

A SPAC I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On January 15, 2024, February 15, 2024 and March 15, 2024, the Company made a deposit of $20,000 each month to the Trust Account and extended the date the Company has to consummate an initial business combination to April 17, 2024.

On January 16, 2024 and March 4, 2024, the Company drew down $50,000, $75,000 under Promissory Note C for working capital purposes. On March 4, 2024, the Company drew down $10,000 under Promissory Note B for working capital purposes.

On March 15, 2024, the Company issued an unsecured promissory note in the aggregate amount up to $300,000 to the Sponsor payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial Business Combination (“Promissory Note D”). The promissory note is non-interest bearing and convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant at the option of the Sponsor. The proceeds of the note will be used by the Company to pay various expenses of the Company, including any payment to extend the period of time the Company has to consummate an initial business combination, and for working capital purposes. On March 15, 2024, the Company drew down $100,000 under Promissory Note D for working capital purposes.

On March 1, 2024, the Company entered into the Third Amendment to Merger Agreement (the “Third Amendment to Merger Agreement”) with NewGen, PubCo, Merger Sub and the Principal Shareholders. As described in the Third Amendment to Merger Agreement, the Company shall issue the Commitment Shares for the Initial Tranche to JAK.

On March 4, 2024, the Company completed its special meeting that was originally convened and adjourned on March 1, 2024 (the “Special Meeting”). At the Special Meeting holders of 2,772,905 ordinary shares of the Company were present in person or by proxy, representing 74.41% of the total ordinary shares of the Company outstanding as of January 4, 2024, the record date for the Special Meeting, and constituting a quorum for the transaction of business. At the Special Meeting, the shareholders approved the Reincorporation Merger Proposal, the Acquisition Merger Proposal, the Nasdaq Proposal and the Share Incentive Plan Proposal. The Company plans to close the Business Combination transaction as soon as possible and will continue to accept reversal of redemption requests until closing.

On March 28, 2024, the Company entered into the Fourth Amendment to Merger Agreement with NewGen, PubCo, Merger Sub and the Principal Shareholders.

Securities Purchase Agreement

On February 29, 2024, the Company, PubCo, NewGen, the Merger Sub, and certain buyers named therein led by JAK Opportunities VI LLC (collectively, the “Buyers” or “JAK”) entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company has agreed to issue and sell to the Buyers, in a private placement, an aggregate of up to $3,500,000 principal amount of convertible notes (the “Notes”), consisting of two tranches: (x) an initial tranche (the “Initial Tranche”) of an aggregate principal amount of Notes of up to $1,750,000 and including an original issue discount of up to aggregate $122,500, and (2) subsequent tranches of an aggregate principal amount of Notes of up to $1,750,000 and including an original issue discount of up to aggregate $122,500. The Initial Tranche is expected to occur on the date of the closing of the Business Combination, subject to the terms and conditions set forth in the Securities Purchase Agreement. Concurrently with each issuance of the Notes, the Buyers will receive a certain amount of ordinary shares of the Purchaser (the “Commitment Shares”). The Commitment Shares to be issued at the Initial Tranche will be converted from NewGen ordinary shares issued to JAK in February 2024 and will be equal to 295,000 ordinary shares of the Purchaser, which will be free trading at the closing of the business combination.

The Notes sold in connection with the Securities Purchase Agreement are convertible into the Purchaser’s ordinary shares at an initial conversion price calculated by dividing $1,000,000,000 (“Valuation Cap”) by the number of Purchaser’s Class A Ordinary Shares on a fully diluted basis (the “Conversion Price”). The Notes have an initial maturity date of six (6) months from the issuance date. The Conversion Price is subject to adjustment from time to time for splits, dividends and similar events. The Conversion Price may also be lowered at the Company's discretion without limitation.

The Notes bear an interest rate of 12.75% per annum, payable on the last day of each quarter, except that upon an event of default, the Notes shall accrue interest at the rate of 17.75% per annum until paid in full. The Notes rank senior to all other existing indebtedness and equity of the Purchaser and are repayable at maturity at 145% of the principal amount. The Notes are prepayable at 175% of the outstanding principal amount, all outstanding and unpaid interest and all other amounts owing under the Notes with at least 30 trading days’ written notice.

The Securities Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties, as well as customary indemnification provisions and standstill restrictions for 180 days after each closing of the Notes on the Purchaser’s additional equity or debt capital raising without the consent of the Buyers.

Acknowledgement Agreement

On March 1, 2024, the Company entered into an acknowledgement agreement (the “Acknowledgement Agreement”) with Chardan Capital Markets, LLC (“Chardan”) and NewGen related to the deferred underwriting commission owed to Chardan in connection with the Company’s initial public offering.

Pursuant to the Acknowledgement Agreement, the Company will satisfy the deferred underwriting commission at the closing of the Business Combination with NewGen, by (i) paying One Million U.S. Dollars (US $1,000,000) in cash to Chardan, (ii) issuing 1,500,000 PubCo Ordinary Shares (the “Additional Representative Shares”), and (iii) paying Chardan 30% of the gross proceeds from the post-closing financings of the Company, until the deferred underwriting commission is fully paid within 6 months of the closing. The Acknowledgement Agreement also grants Chardan certain registration rights with respect to the ordinary shares and sole right of first refusal for future financings of the Company for a period of 12 months following the closing of the business combination and other considerations not related to the Company’s business combination with NewGen.